Form 10-Q
period 2020-06-30
Annovis Bio, Inc.
filed 2020-07-29
CIK 1477845

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER 001-39202

Annovis Bio, Inc.

(Exact name of registrant as specified in its charter)

Delaware	26-2540421
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1055 Westlakes Drive, Suite 300

Berwyn, PA 19312

(Address of registrant’s principal executive offices)

(610) 727-3913

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, par value $0.0001 per share	ANVS	NYSE American

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No.

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

The number of outstanding shares of the registrant’s common stock as of July 28, 2020 was: 6,866,608.

ANNOVIS BIO, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2020

PART I – FINANCIAL INFORMATION		Page

Item 1.	Financial Statements	3

	Balance Sheets as of June 30, 2020 (Unaudited) and December 31, 2019	3

	Statements of Operations for the Three and Six Months Ended June 30, 2020 and 2019 (Unaudited)	4

	Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the Three and Six Months Ended June 30, 2020 and 2019 (Unaudited)	5

	Statements of Cash Flows for the Six Months Ended June 30, 2020 and 2019 (Unaudited)	6

	Notes to Financial Statements (Unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	23

Item 4.	Controls and Procedures	23

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	25

Item 1A.	Risk Factors	25

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 3.	Defaults Upon Senior Securities	25

Item 4.	Mine Safety Disclosures	25

Item 5.	Other Information	25

Item 6.	Exhibits	26

	Signatures	27

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

Annovis Bio, Inc.

Balance Sheets

	June 30,	December 31,
	2020	2019
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$9,763,270	$1,858
Grant receivable	199,221	735,075
Prepaid expenses and other current assets	238,725	10,579
Total current assets	10,201,216	747,512
Long-term assets:
Deferred offering costs	—	369,595
Total long-term assets	—	369,595
Total assets	$10,201,216	$1,117,107
Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$124,445	$1,233,877
Accrued expenses	578,491	776,871
Total current liabilities	702,936	2,010,748
Long-term liabilities:
Derivative liability	—	106,000
Convertible promissory notes, net of unamortized deferred financing fees of $7,431 and debt discount of $22,762 at December 31, 2019	—	499,807
Total long-term liabilities	—	605,807
Total liabilities	702,936	2,616,555
Commitments and contingencies (Note 8)
Redeemable convertible preferred stock—$0.0001 par value:
Series A - 0 and 5,133,159 shares authorized, issued and outstanding at June 30, 2020 and December 31, 2019, respectively	—	6,509,303
Series A-1 - 0 and 1,111,111 shares authorized at June 30, 2020 and December 31, 2019, respectively, and 0 and 630,722 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	—	567,649
Stockholders’ equity (deficit):
Preferred stock - $0.0001 par value, 2,000,000 and 0 shares authorized at June 30, 2020 and December 31, 2019, respectively	—	—
Common stock - $0.0001 par value, 35,000,000 and 10,150,000 shares authorized at June 30, 2020 and December 31, 2019, respectively, and 6,866,608 and 282,614 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	687	28
Additional paid-in capital	21,025,701	200,600
Accumulated deficit	(11,528,108)	(8,777,028)
Total stockholders’ equity (deficit)	9,498,280	(8,576,400)
Total liabilities and stockholders’ equity (deficit)	$10,201,216	$1,117,107

See accompanying notes to financial statements.

Annovis Bio, Inc.

Statements of Operations

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Operating expenses:
Research and development	$856,478	$6,040	$922,924	$12,061
General and administrative	1,687,151	300,036	2,203,867	480,805
Total operating expenses	2,543,629	306,076	3,126,791	492,866
Operating loss	(2,543,629)	(306,076)	(3,126,791)	(492,866)
Other income (expense):
Change in fair value of derivative liability	—	(26,500)	(26,500)	(26,500)
Interest income (expense), net	25,878	(12,124)	36,512	(16,237)
Grant income	208,261	—	365,699	—
Total other income (expense)	234,139	(38,624)	375,711	(42,737)
Loss before income taxes	(2,309,490)	(344,700)	(2,751,080)	(535,603)
Income tax expense (benefit)	—	—	—	—
Net loss	$(2,309,490)	$(344,700)	$(2,751,080)	$(535,603)
Basic and diluted loss per common share	$(0.34)	$(1.22)	$(0.48)	$(1.90)
Weighted average number of common shares outstanding, basic and diluted	6,860,847	282,614	5,730,158	282,614

See accompanying notes to financial statements.

Annovis Bio, Inc.

Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(unaudited)

	Redeemable Convertible Preferred Stock				Stockholders’ Equity (Deficit)
									Total
							Additional		Stockholders’
	Series A		Series A-1		Common Stock		Paid-In	Accumulated	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Six Months Ended June 30, 2020
Balance, December 31, 2019	5,133,159	$6,509,303	630,722	$567,649	282,614	$28	$200,600	$(8,777,028)	$(8,576,400)
Conversion of redeemable convertible preferred stock to common stock upon completion of initial public offering	(5,133,159)	(6,509,303)	(630,722)	(567,649)	4,117,089	412	7,076,540	—	7,076,952
Conversion of convertible promissory notes, including embedded derivative, to common stock upon completion of initial public offering	—	—	—	—	118,470	12	672,512	—	672,524
Issuance of common stock in initial public offering, net of offering costs	—	—	—	—	2,300,000	230	11,955,565	—	11,955,795
Exercise of stock options	—	—	—	—	27,286	3	4,603	—	4,606
Net loss	—	—	—	—	—	—	—	(441,590)	(441,590)
Balance, March 31, 2020	—	—	—	—	6,845,459	685	19,909,820	(9,218,618)	10,691,887
Exercise of stock options	—	—	—	—	21,149	2	4,609	—	4,611
Share-based compensation expense	—	—	—	—	—	—	1,111,272	—	1,111,272
Net loss	—	—	—	—	—	—	—	(2,309,490)	(2,309,490)
Balance, June 30, 2020	—	$—	—	$—	6,866,608	$687	$21,025,701	$(11,528,108)	$9,498,280
Six Months Ended June 30, 2019
Balance, December 31, 2018	5,133,159	$6,509,303	630,722	$567,649	282,614	$28	$192,117	$(7,786,048)	$(7,593,903)
Share-based compensation expense	—	—	—	—	—	—	8,859	—	8,859
Net loss	—	—	—	—	—	—	—	(190,903)	(190,903)
Balance, March 31, 2019	5,133,159	6,509,303	630,722	567,649	282,614	28	200,976	(7,976,951)	(7,775,947)
Net loss	—	—	—	—	—	—	—	(344,700)	(344,700)
Balance, June 30, 2019	5,133,159	$6,509,303	630,722	$567,649	282,614	$28	$200,976	$(8,321,651)	$(8,120,647)

See accompanying notes to financial statements.

Annovis Bio, Inc.

Statements of Cash Flows

(unaudited)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(2,751,080)	$(535,603)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of deferred financing fees	129	445
Amortization of debt discount	396	1,454
Share-based compensation expense	1,111,272	8,859
Change in fair value of derivative liability	26,500	26,500
Changes in assets and liabilities:
Grant receivable	535,854	—
Prepaid expenses and other current assets	(228,146)	(29,099)
Accounts payable	(913,071)	(68,425)
Accrued expenses	(64,065)	216,537
Net cash used in operating activities	(2,282,211)	(379,332)
Cash flows from financing activities:
Proceeds from initial public offering of common stock, net of offering costs	12,034,406	—
Proceeds from issuance of convertible promissory notes	—	530,000
Proceeds from exercise of stock options	9,217	—
Payment of deferred offering costs	—	(73,128)
Payment of deferred financing fees	—	(8,301)
Net cash provided by financing activities	12,043,623	448,571
Net increase in cash	9,761,412	69,239
Cash and cash equivalents, beginning of period	1,858	35,312
Cash and cash equivalents, end of period	$9,763,270	$104,551
Supplemental disclosure of cash flow information
Deferred offering costs in accounts payable and accrued expenses	$—	$77,996
Deferred financing fees in accounts payable and accrued expenses	$—	$321
Conversion of redeemable convertible preferred stock to common stock	$7,076,952	$—
Conversion of convertible promissory notes, including embedded derivative, to common stock	$672,524	$—

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

The Company has a history of incurring net losses and had an accumulated deficit of $11,528,108 as of June 30, 2020. The Company anticipates incurring additional losses until such time, if ever, that it can generate significant revenue from its product candidates currently in development. The Company’s primary source of capital has been the issuance of equity securities.

On January 28, 2020, the Company announced the pricing of its initial public offering (the “IPO”) of 2,000,000 shares of its common stock at an initial offering price of $6.00 per share. In addition, the Company granted the underwriters a 45-day option to purchase up to an additional 300,000 shares of common stock at the public offering price. The Company’s common stock commenced trading on the NYSE American on January 29, 2020 under the ticker symbol “ANVS”. The IPO closed on January 31, 2020 at which time the underwriters exercised their option to purchase 300,000 additional shares of the Company’s common stock bringing the total number of shares of common stock sold by the Company to 2,300,000 shares. The gross proceeds from the IPO, including proceeds from the exercise of the underwriters’ option to purchase additional shares, were approximately $13.8 million. The net proceeds of the IPO were approximately $12.0 million after deducting underwriting discounts, commissions and offering expenses payable by the Company, including offering costs paid in 2019. In conjunction with the IPO, the Company granted the underwriters 100,000 warrants to purchase shares of Company common stock at an exercise price of $7.50 per share, which is 125% of the initial public offering price. Upon the closing of the IPO, outstanding redeemable convertible preferred stock and convertible promissory notes converted into shares of Company common stock totaling 4,117,089 and 118,470, respectively.

As of the date these financial statements are issued, management believes that the current cash and cash equivalents and funding from existing grants are sufficient to fund operations and capital requirements for at least the next 12 months. The Company will need to raise additional capital to complete clinical development of and to commercially develop its product candidates. There is no assurance that such financing will be available when needed or on acceptable terms.

(2) Summary of Significant Accounting Policies

(a) Basis of Presentation of Interim Unaudited Financial Statements

The interim financial statements included herein are unaudited. In the opinion of management, these statements include all adjustments, consisting only of normal, recurring adjustments, necessary for a fair presentation of the financial position of Annovis at June 30, 2020, and its results of operations and its cash flows for the three and six months ended June 30, 2020 and 2019. The interim results of operations are not necessarily indicative of the results to be expected for a full year. These interim unaudited financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2019 and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. The accompanying financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP") and the rules and regulations of the Securities and Exchange Commission ("SEC"). Any reference in these notes to applicable guidance is meant to refer to U.S. GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”). Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to such rules and regulations relating to interim financial statements.

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

(d) Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. At times, the Company’s cash balances may exceed the current insured amounts under the Federal Deposit Insurance Corporation (“FDIC”). Total cash was $9,763,270 and $1,858 as of June 30, 2020 and December 31, 2019, respectively.

(e)  Offering Costs Associated with IPO

Included in long-term assets as of June 30, 2020 and December 31, 2019, were deferred offering costs of $0 and $369,595, respectively, incurred in connection with the Company’s IPO which primarily consisted of direct incremental legal, printing, listing and accounting fees. Offering costs of $601,635 were offset against proceeds received in the IPO and charged to additional paid-in capital in the six months ended June 30, 2020. Of these offering costs, $78,611 was paid during the year ended December 31, 2019.

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

(h) Grant Income

Grants received are recognized as grant income in the statements of operations as and when they are earned for the specific research and development projects for which these grants are designated. Grants payments received in excess of grant income earned are recognized as deferred grant on the balance sheets, and grant income earned in excess of grant payments received is recognized as grant receivable on the balance sheets.

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

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820)—Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement. The new guidance improves and clarifies the fair value measurement disclosure requirement of ASC 820. The new disclosure requirements include the changes in unrealized gains or losses included in other comprehensive income for recurring Level 3 fair value measurement held at the end of reporting period and the explicit requirement to disclose the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. The other provisions of ASU 2018-13 also include eliminated and modified disclosure requirements. The guidance is effective for fiscal years beginning after December 15, 2019 with early adoption permitted. The adoption of ASU 2018-13 in the first quarter of 2020 did not have a significant impact on the Company's financial statements.

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

(l) Reverse Stock Split

On July 31, 2019, the board of directors (the “Board”) and shareholders of the Company approved a reverse stock split of the Company’s common stock at a ratio of one share for every 1.4 shares previously held. All common stock share and per-share data included in these financial statements have been retroactively adjusted to reflect the reverse stock split.

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

The following table provides the carrying value and fair value of certain financial assets and liabilities of the Company measured at fair value on a recurring basis as of June 30, 2020 and December 31, 2019:

		Fair Value Measurement at
		June 30, 2020
	Carrying Value	Level 1	Level 2	Level 3
Cash and cash equivalents	$9,763,270	$9,763,270	$—	$—

		Fair Value Measurement at
		December 31, 2019
	Carrying Value	Level 1	Level 2	Level 3
Cash and cash equivalents	$1,858	$1,858	$—	$—
Derivative liability	$106,000	$—	$—	$106,000

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

(4) Grant Receivable

In September 2019, the Company received a Notice of Award for a $1.7 million grant from the National Institute on Aging of the National Institutes of Health (the “NIH”) to cover costs of long-term chronic toxicology studies of ANVS401 in rats and dogs. The Company began the long-term chronic toxicology studies in November 2019. The Company recorded a grant receivable of $199,221 and $735,075 as of June 30, 2020 and December 31, 2019, respectively, to reflect unreimbursed, eligible costs incurred under the grant.

The Company recognized grant income of $208,261 and $365,699 for the three and six months ended June 30, 2020, respectively, in connection with the NIH grant and received payments under the grant of $901,553 during the six months ended June 30, 2020.

(5) Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	June 30,	December 31,
	2020	2019
Prepaid insurance	$193,573	$—
Prepaid expenses	38,708	4,135
Security deposit	6,444	6,444
Total prepaid expenses and other current assets	$238,725	$10,579

(6) Accrued Expenses

Accrued expenses consisted of the following:

	June 30,	December 31,
	2020	2019
Payroll and related benefits	$18,279	$131,530
Accrued interest expense	—	36,041
Accrued professional fees	31,212	103,300
Accrued license payments	529,000	506,000
	$578,491	$776,871

See Note 8 for further detail on the accrued license payments.

(7) Convertible Promissory Notes

In March 2019, the Company issued convertible promissory notes (the “Notes”) to various investors in the aggregate principal amount of $530,000. Interest accrued at 8% compounded annually on all Notes, and the maturity date was defined as the earlier of a Liquidity Event or upon the written demand of the holders of a majority of the outstanding principal amount of the Notes made any time after December 31, 2023. A Liquidity Event was defined as (i) the date of the closing of a merger or reorganization of the Company with another entity; (ii) the sale of substantially all of the assets of the Company in which the Company’s stockholders own less than 50% of the equity securities after the event; or (iii) a liquidation of the Company.

The Company incurred costs of $8,622 in connection with the issuance of the Notes. In addition, on issuance, the Company recognized a discount associated with the Notes of $26,500 related to the fair value of an embedded derivative reflecting the share-settlement provision upon the closing of a qualified financing. Unamortized deferred financing fees and debt discount were deducted from the face amount of the Notes on the balance sheets. The Company amortized the deferred financing fees and debt discount over the term of the Notes as additional interest expense using the effective interest method. The effective interest rate on the Notes was 9.8%. The Company made no cash payments for interest during the six months ended June 30, 2020 or 2019.

On January 31, 2020, the Company closed its IPO. In accordance with the terms of the Notes, the outstanding Notes plus accrued interest converted into 118,470 shares of Company common stock at a 20% discount to the initial offering price of shares issued in the IPO.

(8) Commitments and Contingencies

(a) Leases

The Company leases its office facilities under a month-to-month operating lease. Total rental expense was $10,336 and $8,625 for the three months ended June 30, 2020 and 2019, respectively and $20,815 and $14,337 for the six months ended June 30, 2020 and 2019, respectively.

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

At June 30, 2020 and December 31, 2019, the Company had accrued $529,000 and $506,000, respectively, in license payments under the term of this license, included in accrued liabilities, of which no amounts have been paid to date. Expenses related to the license agreement are recognized in general and administrative expense in the statements of operations.

In further consideration for the licenses granted, the Company shall make the following milestone payments to the Licensor based upon the attainment of each milestone event indicated below.

Milestone Event	Amount
Commencement of Phase II	$230,000
Commencement of Phase III	$575,000
Filing of an NDA for Regulatory Approval (or equivalent in Europe or Japan)	$1,150,000
Receipt of Regulatory Approval in the United States	$5,750,000
Receipt of Regulatory Approval outside the United States	$5,750,000

No milestones have been achieved as of June 30, 2020.

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

(d) Litigation

The Company is subject, from time to time, to claims by third parties under various legal disputes. The defense of such claims, or any adverse outcome relating to any such claims, could have a material adverse effect on the Company’s liquidity, financial condition and cash flows. At June 30, 2020 and December 31, 2019, the Company did not have any pending legal actions.

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

(d) Warrants

In conjunction with the IPO, the Company granted the underwriters 100,000 warrants to purchase shares of Company common stock at an exercise price of $7.50 per share, which is 125% of the initial public offering price. The warrants have a five-year term and are not exercisable prior to January 29, 2021. All of the warrants were outstanding at June 30, 2020, and the Company accounts for the warrants as a component of stockholders’ equity.

(10) Share-Based Compensation

Effective upon the closing of the Company’s IPO on January 31, 2020, the Company’s 2019 Equity Incentive Plan (the “2019 Plan”) became effective, succeeding the Company’s previous plan (see Note 1). Under the 2019 Plan, 1,000,000 shares are authorized to be issued, and no new options may be issued under the previous plan, although shares subject to grants which are cancelled or forfeited will again be available under the 2019 Plan. As of June 30, 2020, 401,283 stock options were available for future grants.

During the three and six months ended June 30, 2020, the Company granted options to purchase 600,000 shares of common stock at an exercise price of $3.13 per share to the executive officers of the Company. Under the grant agreements, 550,000 of the options were vested and exercisable upon grant and 50,000 of the options vest after one year, provided the executive officer is employed by the Company at such time. These options have a 10-year term. There were no options issued during the three and six months ended June 30, 2019.

The options granted during the three and six months ended June 30, 2020 were valued using the Black Scholes option pricing model using the following weighted average assumptions: expected term of 5.0 years; risk free interest rate of 0.4%; expected volatility of 80.0%; and dividend yield of 0.0%. The weighted-average grant date fair value of options issued by the Company during the three months ended June 30, 2020 was $1.99 per share.

Share-based compensation expense for the three months ended June 30, 2020 and 2019 was $1,111,272 and $0, respectively, and for the six months ended June 30, 2020 and 2019 was $1,111,272 and $8,859, respectively.

As of June 30, 2020, there were 903,847 options outstanding, of which 853,847 were vested and exercisable. As of December 31, 2019, there were 352,282 options outstanding, all of which were vested and exercisable.

(11) Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Numerator
Net loss	$(2,309,490)	$(344,700)	$(2,751,080)	$(535,603)
Denominator
Weighted-average common shares outstanding, basic and diluted	6,860,847	282,614	5,730,158	282,614
Net loss per share, basic and diluted	$(0.34)	$(1.22)	$(0.48)	$(1.90)

The Company reported a net loss for the three and six months ended June 30, 2020 and 2019, therefore, the basic and diluted net loss per share are the same for all periods because the inclusion of potential common shares would have an anti-dilutive effect. Potential shares of common stock that are excluded from the computation of diluted weighted-average shares outstanding are as follows:

	June 30,
	2020	2019
Redeemable convertible preferred stock, as converted	—	4,117,089
Stock options	903,847	353,565
Warrants	100,000	—

In addition, common shares issuable upon the conversion of the $530,000 Notes were excluded for all periods in which the Notes were outstanding.

(12) Income Taxes

The Company’s income tax benefit (expense) was $0.0 million for the three and six months ended June 30, 2020 and 2019. The Company has recorded a valuation allowance to reduce its net deferred tax asset to an amount that is more likely than not to be realized in future years. Accordingly, the benefit of the net operating loss ("NOL") that would have been recognized in the three and six months ended June 30, 2020 and 2019 was offset by changes in the valuation allowance.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, permits NOL carryovers and carrybacks to offset 100% of taxable income for taxable years beginning before 2021. Previously, NOLs generated after December 31, 2017 were limited to 80% of taxable income in future years. In addition, the CARES Act allows NOLs incurred in 2018, 2019 and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. The NOL carryback provision of the CARES Act had no impact on the Company due to its tax losses generated during all prior years.

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

As of June 30, 2020, and December 31, 2019, the Company had not recorded any liability for uncertain tax positions, accrued interest or penalties thereon, and no amounts have been recognized in the Company’s statements of operations.

(13) Related-Party Transactions

As discussed in Note 7, in March 2019 the Company issued Notes in the aggregate principal amount of $530,000. Three of the Company’s directors purchased an aggregate of $305,000 of the Notes. On January 31, 2020, the Company closed its IPO, and the outstanding Notes plus accrued interest held by directors converted into 71,429 shares of Company common stock.

(14) Subsequent Events and Impact of COVID-19 Pandemic

The clinical trial sites participating in the Company's Phase 2a trial in AD patients in collaboration with the Alzheimer's Disease Cooperative Study have temporarily suspended enrollment of new patients because of the ongoing COVID-19 pandemic. Prior to suspension of enrollment, 14 patients had been enrolled and completed treatment, out of a total trial size of 24 patients. Although the Company currently believes its clinical trials will be completed on time, the extent to which the COVID-19 pandemic could have a material impact on the clinical trials is dependent on the spread of the disease and government and healthcare system responses to such spread, which are presently highly uncertain.

On July 1, 2020, the Company granted options to purchase an aggregate of 210,000 shares of common stock at an exercise price of $4.39 per share to members of the board of directors of the Company, members of the Company’s scientific advisory board and other consultants to the Company. Under the grant agreements, all of the options were vested and exercisable upon grant, and these options have a 10-year term. The estimated grant date fair value of these options was $2.77 per share.

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

The forward-looking statements in this Quarterly Report on Form 10-Q include, among other things, statements about:

●	our business strategies;
●	the timing of regulatory submissions;
●	our ability to obtain and maintain regulatory approval of our existing product candidates and any other product candidates we may develop, and the labeling under any approval we may obtain;
●	risks relating to the timing and costs of clinical trials and the timing and costs of other expenses;
●	risks related to market acceptance of products;
●	risks associated with our reliance on third-party organizations;
●	our competitive position;
●	assumptions regarding the size of the available market, product pricing and timing of commercialization of our product candidates;
●	our intellectual property position and our ability to maintain and protect our intellectual property rights;
●	our results of operations, financial condition, liquidity, prospects, and growth strategies;
●	our cash needs and financing plans;
●	the industry in which we operate; and
●	the trends that may affect the industry or us.

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

We are presently conducting a Phase 2a study in AD patients in collaboration with the Alzheimer’s Disease Cooperative Study (“ADCS”) and began recruitment of patients in a second Phase 2a proof-of-concept study of ANVS401 in July 2020 with 54 PD patients and 14 AD patients. We have designed the Phase 2a study with Parexel by applying our understanding of the underlying disease states in neurodegeneration and by measuring not just target, but also pathway validation in the spinal fluid of these patients. If we are able to show both target and pathway validation in two patient populations, we believe that our opportunity for successful Phase 3 studies is better than if we merely demonstrated target validation in one patient population.

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

We have never been profitable and have incurred net losses since inception. Our accumulated deficit at June 30, 2020 was $11,528.1 thousand. We expect to incur losses for the foreseeable future, and we expect these losses to increase as we continue our development of, and seek regulatory approvals for, our product candidates. Because of the numerous risks and uncertainties associated with product development, we are unable to predict the timing or amount of increased expenses or when, or if, we will be able to achieve or maintain profitability.

Results of Operations

Operating expenses and other income (expense) were comprised of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

	(in thousands)		(in thousands)
Operating expenses:
Research and development	$856.5	$6.1	$922.9	$12.1
General and administrative	1,687.2	300.0	2,203.9	480.8
Other income (expense):
Change in fair value of derivative liability	—	(26.5)	(26.5)	(26.5)
Interest income (expense), net	25.9	(12.1)	36.5	(16.2)
Grant income	208.3	—	365.7	—

Three and Six Months Ended June 30, 2020 and 2019

Research and Development Expenses

Research and development expenses increased by $850.4 thousand and $910.8 thousand for the three and six months ended June 30, 2020, respectively, compared to the prior year periods. The increases were primarily the result of contract research costs associated with our long-term toxicology studies in rats and dogs which began in November of 2019 and initial costs of our Phase 2a clinical trial in PD and AD patients. We expect research and development expenses in 2020 will be higher as compared to 2019 due to the start of our Phase 2a clinical trial and the continuation of our long-term toxicology studies.

General and Administrative Expenses

General and administrative expenses increased by $1,387.2 thousand and $1,723.1 thousand for the three and six months ended June 30, 2020, respectively, compared to the prior year periods. The increase for the three months ended June 30, 2020 was primarily the result of increases of $1,111.3 thousand in share-based compensation expense, $162.7 thousand in other personnel expenses and $82.8 thousand in insurance expense. The increase for the six months ended June 30, 2020 was primarily the result of increases of $1,111.3 thousand in share-based compensation expense, $332.8 thousand in other personnel expenses, $140.5 thousand in insurance expense and $80.0 thousand in stock listing fees and other financial printing and filing fees. We expect general and administrative expenses in 2020 will be higher as compared to 2019 due to additional costs associated with being a public company.

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

Interest Income (Expense), Net

Interest income (expense), net increased $38.0 thousand and $52.7 thousand for the three and six months ended June 30, 2020, respectively, compared to the prior year periods. The increases were primarily the result of interest income generated on cash and cash equivalents from the proceeds of our IPO which closed on January 31, 2020. We expect interest income (expense), net will be higher in 2020 as compared to 2019 due to higher expected cash balances and the conversion to common stock of our convertible promissory notes upon the closing of the IPO.

Grant Income

Grant income increased $208.3 thousand and $365.7 thousand for the three and six months ended June 30, 2020, respectively, compared to the prior year period. The increases were the result of income recognized related to a grant from the NIH to reimburse the costs of our long-term toxicology studies in rats and dogs, which studies began in November 2019.

Liquidity and Capital Resources

Since our inception in 2008, we have devoted most of our cash resources to research and development and general and administrative activities. We have financed our operations primarily with the proceeds from the sale of common stock, redeemable convertible preferred stock and convertible promissory notes. To date, we have not generated any revenues from the sale of products, and we do not anticipate generating any revenues from the sales of products for the foreseeable future. We have incurred losses and generated negative cash flows from operations since inception. As of June 30, 2020, our principal source of liquidity was our cash, which totaled $9,763.3 thousand.

Equity Financings

We closed our IPO on January 31, 2020, raising gross proceeds of $13,800.0 thousand and net proceeds of $12,034.4 thousand, after deducting underwriting discounts and commissions and offering expenses, in the six months ended June 30, 2020.

Debt Financings

At June 30, 2020 and December 31, 2019, we had outstanding $0 and $530.0 thousand principal amount of convertible promissory notes, which were issued in March 2019. Upon the closing of our IPO on January 31, 2020, the outstanding convertible promissory notes plus accrued interest converted into 118,470 shares of our common stock at a 20% discount to the public offering price.

Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities.

	Six Months Ended
	June 30,
	2020	2019

	(in thousands)
Statement of Cash Flows Data:
Total net cash provided by (used in):
Operating activities	$(2,282.2)	$(379.3)
Financing activities	12,043.6	448.5
Increase (decrease) in cash and cash equivalents	$9,761.4	$69.2

Operating Activities

For the six months ended June 30, 2020, cash used in operations was $2,282.2 thousand compared to $379.3 thousand for the same period in the prior year. The increase in cash used in operations was primarily the result of the payment of accounts payable, accrued expenses and prepaid insurance and the initial costs of our Phase 2a study in PD and AD in the six months ended June 30, 2020.

We expect cash used in operating activities to increase in 2020 as compared to 2019 due to an expected increase in our operating losses associated with ongoing development of our product candidates, including our Phase 2a study in PD and AD patients, and additional costs associated with being a public company.

Financing Activities

Cash provided by financing activities was $12,043.6 thousand during the six months ended June 30, 2020, attributable to net proceeds from our IPO of $12,034.4 thousand, after deducting underwriting discounts and commissions and offering expenses, and $9.2 thousand proceeds from the exercise of stock options.

Cash provided by financing activities was $448.6 thousand during the six months ended June 30, 2019, attributable to $530.0 thousand proceeds from the sale of convertible promissory notes partially offset by the payment of $73.1 thousand of deferred offering costs and $8.3 thousand of fees on the issuance of the convertible promissory notes.

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

Contractual Obligations and Other Commitments

This item is not required for smaller reporting companies.

Factors that May Affect Future Results

You should refer to Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2019 for a discussion of important factors that may affect our future results. The following factors are new or updated risk factors as compared to our 10-K based on recent developments.

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

The market price of our common stock is highly volatile and may be subject to wide fluctuations in response to a variety of factors, including the following:

●	any delay in the commencement, enrollment and ultimate completion of our Phase 2a trials of ANVS401;
●	if we are required to conduct more than one Phase 3 trial in any one indication;
●	any delay in submitting an NDA and any adverse development or perceived adverse development with respect to the FDA’s review of that NDA;
●	failure to successfully develop and commercialize ANVS401 or any future product candidate;
●	inability to obtain additional funding;
●	regulatory or legal developments in the United States and other countries applicable to ANVS401 or any other product candidate;
●	adverse regulatory decisions;
●	changes in the structure of healthcare payment systems;
●	inability to obtain adequate product supply for ANVS401 or any other product candidate, or the inability to do so at acceptable prices;
●	introduction of new products, services or technologies by our competitors;
●	failure to meet or exceed financial projections we provide to the public;
●	failure to meet or exceed the estimates and projections of the investment community;
●	changes in the market valuations of companies similar to ours;
●	market conditions in the pharmaceutical and biotechnology sectors, and the issuance of new or changed securities analysts’ reports or recommendations;

●	announcements of significant acquisitions, strategic collaborations, joint ventures or capital commitments by us or our competitors;
●	significant lawsuits, including patent or shareholder litigation, and disputes or other developments relating to our proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;
●	additions or departures of key scientific or management personnel;
●	sales of our common stock by us or our shareholders in the future;
●	trading volume of our common stock; and
●	general economic, industry and market conditions, including, but not limited to, the impact of the COVID-19 pandemic.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, as defined by applicable SEC regulations.

Discussion of Critical Accounting Policies and Significant Judgments and Estimates

The preparation of financial statements in conformity with GAAP requires us to use judgment in making certain estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses in our financial statements and accompanying notes. Critical accounting policies are those that are most important to the portrayal of our financial condition and results of operations and require difficult, subjective and complex judgments by management in order to make estimates about the effect of matters that are inherently uncertain. During the three and six months ended June 30, 2020, there were no significant changes to our critical accounting policies from those described in our annual financial statements for the year ended December 31, 2019, which we included in our Annual Report on Form 10-K for the year ended December 31, 2019.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

This item is not required for smaller reporting companies.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as the end of the period covered by this Quarterly Report on Form 10-Q. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to ensure that the information required to be disclosed in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

Signature	Title	Date

/s/ MARIA MACCECCHINI	President and Chief Executive Officer (principal	July 29, 2020
Maria Maccecchini	executive officer)

/s/ JEFFREY MCGROARTY	Chief Financial Officer (principal financial and	July 29, 2020
Jeffrey McGroarty	accounting officer)