Form 10-Q
period 2020-09-30
Annovis Bio, Inc.
filed 2020-11-04
CIK 1477845

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2020

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

The number of outstanding shares of the registrant’s common stock as of November 2, 2020 was: 6,891,608.

ANNOVIS BIO, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2020

PART I – FINANCIAL INFORMATION		Page

Item 1.	Financial Statements	3

	Balance Sheets as of September 30, 2020 (Unaudited) and December 31, 2019	3

	Statements of Operations for the Three and Nine Months Ended September 30, 2020 and 2019 (Unaudited)	4

	Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the Three and Nine Months Ended September 30, 2020 and 2019 (Unaudited)	5

	Statements of Cash Flows for the Nine Months Ended September 30, 2020 and 2019 (Unaudited)	6

	Notes to Financial Statements (Unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	24

Item 4.	Controls and Procedures	25

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	26

Item 1A.	Risk Factors	26

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	26

Item 3.	Defaults Upon Senior Securities	26

Item 4.	Mine Safety Disclosures	26

Item 5.	Other Information	26

Item 6.	Exhibits	27

	Signatures	28

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

Annovis Bio, Inc.

Balance Sheets

	September 30,	December 31,
	2020	2019
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$8,840,607	$1,858
Grant receivable	424,952	735,075
Prepaid expenses and other current assets	136,442	10,579
Total current assets	9,402,001	747,512
Long-term assets:
Deferred offering costs	—	369,595
Total long-term assets	—	369,595
Total assets	$9,402,001	$1,117,107
Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$139,778	$1,233,877
Accrued expenses	141,280	776,871
Total current liabilities	281,058	2,010,748
Long-term liabilities:
Derivative liability	—	106,000
Convertible promissory notes, net of unamortized deferred financing fees of $7,431 and debt discount of $22,762 at December 31, 2019	—	499,807
Total long-term liabilities	—	605,807
Total liabilities	281,058	2,616,555
Commitments and contingencies (Note 8)
Redeemable convertible preferred stock—$0.0001 par value:
Series A - 0 and 5,133,159 shares authorized, issued and outstanding at September 30, 2020 and December 31, 2019, respectively	—	6,509,303
Series A-1 - 0 and 1,111,111 shares authorized at September 30, 2020 and December 31, 2019, respectively, and 0 and 630,722 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	—	567,649
Stockholders’ equity (deficit):
Preferred stock - $0.0001 par value, 2,000,000 and 0 shares authorized at September 30, 2020 and December 31, 2019, respectively	—	—
Common stock - $0.0001 par value, 35,000,000 and 10,150,000 shares authorized at September 30, 2020 and December 31, 2019, respectively, and 6,871,608 and 282,614 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	687	28
Additional paid-in capital	21,654,718	200,600
Accumulated deficit	(12,534,462)	(8,777,028)
Total stockholders’ equity (deficit)	9,120,943	(8,576,400)
Total liabilities and stockholders’ equity (deficit)	$9,402,001	$1,117,107

See accompanying notes to financial statements.

Annovis Bio, Inc.

Statements of Operations

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Operating expenses:
Research and development	$718,898	$2,013	$1,641,822	$14,074
General and administrative	884,859	239,781	3,088,726	720,586
Total operating expenses	1,603,757	241,794	4,730,548	734,660
Operating loss	(1,603,757)	(241,794)	(4,730,548)	(734,660)
Other income (expense):
Change in fair value of derivative liability	—	—	(26,500)	(26,500)
Interest income (expense), net	10,500	(12,327)	47,012	(28,564)
Grant income	586,903	—	952,602	—
Total other income (expense)	597,403	(12,327)	973,114	(55,064)
Loss before income taxes	(1,006,354)	(254,121)	(3,757,434)	(789,724)
Income tax expense (benefit)	—	—	—	—
Net loss	$(1,006,354)	$(254,121)	$(3,757,434)	$(789,724)
Basic and diluted loss per common share	$(0.15)	$(0.90)	$(0.61)	$(2.79)
Weighted average number of common shares outstanding, basic and diluted	6,871,554	282,614	6,113,400	282,614

See accompanying notes to financial statements.

Annovis Bio, Inc.

Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(unaudited)

	Redeemable Convertible Preferred Stock				Stockholders’ Equity (Deficit)
									Total
							Additional		Stockholders’
	Series A		Series A-1		Common Stock		Paid-In	Accumulated	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Nine Months Ended September 30, 2020
Balance, December 31, 2019	5,133,159	$6,509,303	630,722	$567,649	282,614	$28	$200,600	$(8,777,028)	$(8,576,400)
Conversion of redeemable convertible preferred stock to common stock upon completion of initial public offering	(5,133,159)	(6,509,303)	(630,722)	(567,649)	4,117,089	412	7,076,540	—	7,076,952
Conversion of convertible promissory notes, including embedded derivative, to common stock upon completion of initial public offering	—	—	—	—	118,470	12	672,512	—	672,524
Issuance of common stock in initial public offering, net of offering costs	—	—	—	—	2,300,000	230	11,955,565	—	11,955,795
Exercise of stock options	—	—	—	—	27,286	3	4,603	—	4,606
Net loss	—	—	—	—	—	—	—	(441,590)	(441,590)
Balance, March 31, 2020	—	—	—	—	6,845,459	685	19,909,820	(9,218,618)	10,691,887
Exercise of stock options	—	—	—	—	21,149	2	4,609	—	4,611
Share-based compensation expense	—	—	—	—	—	—	1,111,272	—	1,111,272
Net loss	—	—	—	—	—	—	—	(2,309,490)	(2,309,490)
Balance, June 30, 2020	—	—	—	—	6,866,608	687	21,025,701	(11,528,108)	9,498,280
Issuance of common stock to consultants and advisors	—	—	—	—	5,000	—	21,950	—	21,950
Share-based compensation expense	—	—	—	—	—	—	607,067	—	607,067
Net loss	—	—	—	—	—	—	—	(1,006,354)	(1,006,354)
Balance, September 30, 2020	—	$—	—	$—	6,871,608	$687	$21,654,718	$(12,534,462)	$9,120,943

Nine Months Ended September 30, 2019
Balance, December 31, 2018	5,133,159	$6,509,303	630,722	$567,649	282,614	$28	$192,117	$(7,786,048)	$(7,593,903)
Share-based compensation expense	—	—	—	—	—	—	8,859	—	8,859
Net loss	—	—	—	—	—	—	—	(190,903)	(190,903)
Balance, March 31, 2019	5,133,159	6,509,303	630,722	567,649	282,614	28	200,976	(7,976,951)	(7,775,947)
Net loss	—	—	—	—	—	—	—	(344,700)	(344,700)
Balance, June 30, 2019	5,133,159	6,509,303	630,722	567,649	282,614	28	200,976	(8,321,651)	(8,120,647)
Net loss	—	—	—	—	—	—	—	(254,121)	(254,121)
Balance, September 30, 2019	5,133,159	$6,509,303	630,722	$567,649	282,614	$28	$200,976	$(8,575,772)	$(8,374,768)

See accompanying notes to financial statements.

Annovis Bio, Inc.

Statements of Cash Flows

(unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(3,757,434)	$(789,724)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of deferred financing fees	129	813
Amortization of debt discount	396	2,582
Share-based compensation expense, including stock issued to consultants and advisors	1,740,289	8,859
Change in fair value of derivative liability	26,500	26,500
Changes in assets and liabilities:
Grant receivable	310,123	—
Prepaid expenses and other current assets	(125,863)	(26,614)
Accounts payable	(897,739)	215,282
Accrued expenses	(501,275)	138,288
Net cash used in operating activities	(3,204,874)	(424,014)
Cash flows from financing activities:
Proceeds from initial public offering of common stock, net of offering costs	12,034,406	—
Proceeds from issuance of convertible promissory notes	—	530,000
Proceeds from exercise of stock options	9,217	—
Payment of deferred offering costs	—	(76,747)
Payment of deferred financing fees	—	(8,301)
Net cash provided by financing activities	12,043,623	444,952
Net increase in cash	8,838,749	20,938
Cash and cash equivalents, beginning of period	1,858	35,312
Cash and cash equivalents, end of period	$8,840,607	$56,250
Supplemental disclosure of cash flow information
Deferred offering costs in accounts payable and accrued expenses	$—	$204,584
Deferred financing fees in accounts payable and accrued expenses	$—	$321
Conversion of redeemable convertible preferred stock to common stock	$7,076,952	$—
Conversion of convertible promissory notes, including embedded derivative, to common stock	$672,524	$—

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

The Company has a history of incurring net losses and had an accumulated deficit of $12,534,462 as of September 30, 2020. The Company anticipates incurring additional losses until such time, if ever, that it can generate significant revenue from its product candidates currently in development. The Company’s primary source of capital has been the issuance of equity securities.

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

(2) Summary of Significant Accounting Policies

(a) Basis of Presentation of Interim Unaudited Financial Statements

The interim financial statements included herein are unaudited. In the opinion of management, these statements include all adjustments, consisting only of normal, recurring adjustments, necessary for a fair presentation of the financial position of Annovis at September 30, 2020, and its results of operations and its cash flows for the three and nine months ended September 30, 2020 and 2019. The interim results of operations are not necessarily indicative of the results to be expected for a full year. These interim unaudited financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2019 and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. The accompanying financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP") and the rules and regulations of the Securities and Exchange Commission ("SEC"). Any reference in these notes to applicable guidance is meant to refer to U.S. GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”). Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to such rules and regulations relating to interim financial statements.

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

(d) Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. At times, the Company’s cash balances may exceed the current insured amounts under the Federal Deposit Insurance Corporation (“FDIC”). Total cash was $8,840,607 and $1,858 as of September 30, 2020 and December 31, 2019, respectively.

(e)  Offering Costs Associated with IPO

Included in long-term assets as of September 30, 2020 and December 31, 2019, were deferred offering costs of $0 and $369,595, respectively, incurred in connection with the Company’s IPO which primarily consisted of direct incremental legal, printing, listing and accounting fees. Offering costs of $601,635 were offset against proceeds received in the IPO and charged to additional paid-in capital in the nine months ended September 30, 2020. Of these offering costs, $78,611 was paid during the year ended December 31, 2019.

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

(g) Research and Development

Research and development costs are expensed as incurred and are primarily comprised of personnel-related expenses and external research and development expenses incurred under arrangements with third parties, such as contract research organizations and consultants. At the end of each reporting period, the Company compares the payments made to each service provider to the estimated progress towards completion of the related project. Factors that the Company considers in preparing these estimates include the number of patients enrolled in studies, milestones achieved, and other criteria related to the efforts of its vendors. These estimates will be subject to change as additional information becomes available. Depending on the timing of payments to vendors and estimated services provided, the Company will record net prepaid or accrued expenses related to these costs.

(h) Grant Income

Grants received are recognized as grant income in the statements of operations as and when they are earned for the specific research and development projects for which these grants are designated. Grant payments received in excess of grant income earned are recognized as deferred grant on the balance sheets, and grant income earned in excess of grant payments received is recognized as grant receivable on the balance sheets.

(i) Share-Based Compensation

Share-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period, which is generally the vesting period. Forfeitures are recognized in compensation expense in the period when they occur.

Determining the appropriate fair value of share-based awards requires the use of subjective assumptions including, in the case of stock options, the expected life of the option and expected share price volatility. The expected life of options was estimated using the simplified method, as the Company has limited historical information to develop reasonable expectations about future exercise patterns and post-vesting employment.

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

The following table provides the carrying value and fair value of certain financial assets and liabilities of the Company measured at fair value on a recurring basis as of September 30, 2020 and December 31, 2019:

		Fair Value Measurement at
		September 30, 2020
	Carrying Value	Level 1	Level 2	Level 3
Cash and cash equivalents	$8,840,607	$8,840,607	$—	$—

		Fair Value Measurement at
		December 31, 2019
	Carrying Value	Level 1	Level 2	Level 3
Cash and cash equivalents	$1,858	$1,858	$—	$—
Derivative liability	$106,000	$—	$—	$106,000

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

(4) Grant Receivable

In September 2019, as modified in September 2020, the Company received a Notice of Award for a $1.9 million grant from the National Institute on Aging of the National Institutes of Health (the “NIH”) to cover costs of long-term chronic toxicology studies of ANVS401 in rats and dogs. The Company began the long-term chronic toxicology studies in November 2019. The Company recorded a grant receivable of $424,952 and $735,075 as of September 30, 2020 and December 31, 2019, respectively, to reflect unreimbursed, eligible costs incurred under the grant.

The Company recognized grant income of $586,903 and $952,602 for the three and nine months ended September 30, 2020, respectively, in connection with the NIH grant and received payments under the grant of $1,262,725 during the nine months ended September 30, 2020.

(5) Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	September 30,	December 31,
	2020	2019
Prepaid insurance	$110,057	$—
Prepaid expenses	19,941	4,135
Security deposit	6,444	6,444
Total prepaid expenses and other current assets	$136,442	$10,579

(6) Accrued Expenses

Accrued expenses consisted of the following:

	September 30,	December 31,
	2020	2019
Payroll and related benefits	$16,493	$131,530
Accrued interest expense	—	36,041
Accrued professional fees	86,454	103,300
Accrued license payments	38,333	506,000
	$141,280	$776,871

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

The Company incurred costs of $8,622 in connection with the issuance of the Notes. In addition, on issuance, the Company recognized a discount associated with the Notes of $26,500 related to the fair value of an embedded derivative reflecting the share-settlement provision upon the closing of a qualified financing. Unamortized deferred financing fees and debt discount were deducted from the face amount of the Notes on the balance sheets. The Company amortized the deferred financing fees and debt discount over the term of the Notes as additional interest expense using the effective interest method. The effective interest rate on the Notes was 9.8%. The Company made no cash payments for interest during the nine months ended September 30, 2020 or 2019.

On January 31, 2020, the Company closed its IPO. In accordance with the terms of the Notes, the outstanding Notes plus accrued interest converted into 118,470 shares of Company common stock at a 20% discount to the initial offering price of shares issued in the IPO.

(8) Commitments and Contingencies

(a) Leases

The Company leases its office facilities under a month-to-month operating lease. Total rental expense was $10,394 and $10,007 for the three months ended September 30, 2020 and 2019, respectively and $31,209 and $24,344 for the nine months ended September 30, 2020 and 2019, respectively.

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

In May 2012, such license agreement was amended. The minimum annual commitment was increased to $46,000 and may be deferred by the Company until the Company raises at least $2 million in equity financing, then the aggregate annual payments of all amounts will become payable. During the period ended September 30, 2020, the Company paid $448,000 to the Licensor under the license agreement in satisfaction of deferred annual license commitments through November 2019.

At September 30, 2020 and December 31, 2019, the Company had accrued $38,333 and $506,000, respectively, in license payments under the term of this license, included in accrued liabilities. Expenses related to the license agreement are recognized in general and administrative expense in the statements of operations.

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

No milestones have been achieved as of September 30, 2020.

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

(d) Litigation

The Company is subject, from time to time, to claims by third parties under various legal disputes. The defense of such claims, or any adverse outcome relating to any such claims, could have a material adverse effect on the Company’s liquidity, financial condition and cash flows. At September 30, 2020 and December 31, 2019, the Company did not have any pending legal actions.

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

(d) Warrants

In conjunction with the IPO, the Company granted the underwriters 100,000 warrants to purchase shares of Company common stock at an exercise price of $7.50 per share, which is 125% of the initial public offering price. The warrants have a five-year term and are not exercisable prior to January 29, 2021. All of the warrants were outstanding at September 30, 2020, and the Company accounts for the warrants as a component of stockholders’ equity.

(10) Share-Based Compensation

Effective upon the closing of the Company’s IPO on January 31, 2020, the Company’s 2019 Equity Incentive Plan (the “2019 Plan”) became effective, succeeding the Company’s previous plan (see Note 1). The previous plan had 352,282 options outstanding as of the effective date of the 2019 Plan. Under the 2019 Plan, 1,000,000 additional shares are authorized to be issued, and no new awards may be issued under the previous plan, although shares subject to grants which are cancelled or forfeited will again be available under the 2019 Plan. As of September 30, 2020, 186,283 shares were available for future grants.

During the nine months ended September 30, 2020, the Company granted options to purchase 600,000 shares of common stock at an exercise price of $3.13 per share and 210,000 shares of common stock at an exercise price of $4.39 per share. Under the grant agreements, 50,000 of the options vest after one year and the remainder of the options were vested and exercisable upon grant. These options have a 10-year term. There were no options issued during the nine months ended September 30, 2019.

The options granted during the nine months ended September 30, 2020 were valued using the Black Scholes option pricing model using the following weighted average assumptions: expected term of 5.0 years; risk free interest rate of 0.3% to 0.4%; expected volatility of 80.0%; and dividend yield of 0.0%. The weighted-average grant date fair value of options issued by the Company during the nine months ended September 30, 2020 was $2.19 per share.

During the nine months ended September 30, 2020, the Company granted stock awards of 5,000 shares to consultants and advisors for services rendered with an aggregate fair value of $21,950, based on the closing price of the Company’s common stock on the NYSE American on the date of grant. There were no stock awards issued during the nine months ended September 30, 2019.

Share-based compensation expense, including the fair value of stock awards to consultants and advisors for services rendered, for the three months ended September 30, 2020 and 2019 was $629,017 and $0, respectively, and for the nine months ended September 30, 2020 and 2019 was $1,740,289 and $8,859, respectively.

As of September 30, 2020, there were 1,113,847 options outstanding, of which 1,063,847 were vested and exercisable. As of December 31, 2019, there were 352,282 options outstanding, all of which were vested and exercisable.

(11) Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Numerator
Net loss	$(1,006,354)	$(254,121)	$(3,757,434)	$(789,724)
Denominator
Weighted-average common shares outstanding, basic and diluted	6,871,554	282,614	6,113,400	282,614
Net loss per share, basic and diluted	$(0.15)	$(0.90)	$(0.61)	$(2.79)

The Company reported a net loss for the three and nine months ended September 30, 2020 and 2019, therefore, the basic and diluted net loss per share are the same in the respective period because the inclusion of potential common shares would have an anti-dilutive effect. Potential shares of common stock that are excluded from the computation of diluted weighted-average shares outstanding are as follows:

	September 30,
	2020	2019
Redeemable convertible preferred stock, as converted	—	4,117,089
Stock options	1,113,847	353,565
Warrants	100,000	—

In addition, common shares issuable upon the conversion of the $530,000 Notes were excluded for all periods in which the Notes were outstanding.

(12) Income Taxes

The Company’s income tax benefit (expense) was $0.0 million for the three and nine months ended September 30, 2020 and 2019. The Company has recorded a valuation allowance to reduce its net deferred tax asset to an amount that is more likely than not to be realized in future years. Accordingly, the benefit of the net operating loss ("NOL") that would have been recognized in the three and nine months ended September 30, 2020 and 2019 was offset by changes in the valuation allowance.

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

As of September 30, 2020, and December 31, 2019, the Company had not recorded any liability for uncertain tax positions, accrued interest or penalties thereon, and no amounts have been recognized in the Company’s statements of operations.

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

(14) Subsequent Events and Impact of COVID-19 Pandemic

In March 2020, the clinical trial sites participating in the Company's Phase 2a trial in AD patients in collaboration with the Alzheimer's Disease Cooperative Study temporarily suspended enrollment of new patients because of the ongoing COVID-19 pandemic. Prior to suspension of enrollment, 14 patients had been enrolled and completed treatment, out of a total trial size of 24 patients. Most of the trial sites have reopened and treatment has begun in the 15th patient. In addition, not all the sites which are expected to participate in the Company’s Phase 2a clinical trial in AD and PD have opened for recruitment and treatment of patients due to restrictions related to COVID-19. Although the Company currently believes its clinical trials will be completed on time, the extent to which the COVID-19 pandemic could have a material impact on the clinical trials is dependent on the spread of the disease and government and healthcare system responses to such spread, which are presently highly uncertain.

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

We are presently conducting a Phase 2a clinical trial in 24 AD patients in collaboration with the Alzheimer’s Disease Cooperative Study (“ADCS”) and a second Phase 2a clinical trial of ANVS401 with 14 AD patients and 54 PD patients (the “AD/PD Trial”), which began treating patients in August 2020.

In March 2020, the clinical trial sites participating in our Phase 2a trial in AD patients in collaboration with the ADCS temporarily suspended enrollment of new patients because of the ongoing COVID-19 pandemic. Prior to suspension of enrollment, 14 patients had been enrolled and completed treatment. Most of the trial sites have reopened and treatment has begun in the 15th patient. In addition, not all the sites which are expected to participate in the AD/PD Trial have opened for recruitment and treatment of patients due to restrictions related to COVID-19. Although we currently believe our clinical trials will be completed on time, the extent to which the COVID-19 pandemic could have a material impact on our clinical trials is dependent on the spread of the disease and government and healthcare system responses to such spread, which are presently highly uncertain.

We have never been profitable and have incurred net losses since inception. Our accumulated deficit at September 30, 2020 was $12,534.5 thousand. We expect to incur losses for the foreseeable future, and we expect these losses to increase as we continue our development of, and seek regulatory approvals for, our product candidates. Because of the numerous risks and uncertainties associated with product development, we are unable to predict the timing or amount of increased expenses or when, or if, we will be able to achieve or maintain profitability.

Results of Operations

Operating expenses and other income (expense) were comprised of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

	(in thousands)		(in thousands)
Operating expenses:
Research and development	$718.9	$2.0	$1,641.8	$14.1
General and administrative	884.9	239.8	3,088.7	720.6
Other income (expense):
Change in fair value of derivative liability	—	—	(26.5)	(26.5)
Interest income (expense), net	10.5	(12.3)	47.0	(28.6)
Grant income	586.9	—	952.6	—

Three and Nine Months Ended September 30, 2020 and 2019

Research and Development Expenses

Research and development expenses increased by $716.9 thousand and $1,627.7 thousand for the three and nine months ended September 30, 2020, respectively, compared to the prior year periods. The increase for the three months ended September 30, 2020 was primarily the result of an increase of $313.5 thousand in costs associated with our long-term toxicology studies in rats and dogs which began in November of 2019, an increase of $194.7 in costs related to our AD/PD Trial which began treating patients in August 2020, an increase in share-based compensation expense of $138.7 thousand and an increase of $65.0 thousand in personnel expenses . The increase for the nine months ended September 30, 2020 was primarily the result of an increase of $549.2 thousand in costs associated with our long-term toxicology studies in rats and dogs which began in November of 2019, an increase of $810.2 thousand in costs related to our AD/PD Trial which began treating patients in August 2020, an increase in share-based compensation expense of $138.7 thousand and an increase of $65.0 thousand in personnel expenses. We expect research and development expenses in 2020 and 2021 will be higher as compared to 2019 due to the costs of our AD/PD Trial and the completion of our long-term toxicology studies.

General and Administrative Expenses

General and administrative expenses increased by $645.1 thousand and $2,368.1 thousand for the three and nine months ended September 30, 2020, respectively, compared to the prior year periods. The increase for the three months ended September 30, 2020 was primarily the result of increases of $490.3 thousand in share-based compensation expense, $94.2 thousand in other personnel expenses and $83.0 thousand in insurance expense, partially offset by a reduction of $17.9 thousand in professional fees. The increase for the nine months ended September 30, 2020 was primarily the result of increases of $1,592.7 thousand in share-based compensation expense, $427.0 thousand in other personnel expenses, $224.0 thousand in insurance expense and $102.9 thousand in stock listing fees and other financial printing and filing fees. We expect general and administrative expenses in 2020 and 2021 will be higher as compared to 2019 due to increased personnel expenses and additional costs associated with being a public company.

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

Interest Income (Expense), Net

Interest income (expense), net increased $22.8 thousand and $75.6 thousand for the three and nine months ended September 30, 2020, respectively, compared to the prior year periods. The increases were primarily the result of interest income generated on cash and cash equivalents from the proceeds of our IPO which closed on January 31, 2020. We expect interest income (expense), net will be higher in 2020 and 2021 as compared to 2019 due to higher expected cash balances and the conversion to common stock of our convertible promissory notes upon the closing of the IPO.

Grant Income

Grant income increased $586.9 thousand and $952.6 thousand for the three and nine months ended September 30, 2020, respectively, compared to the prior year periods. The increases were the result of income recognized related to a grant from the NIH to reimburse the costs of our long-term toxicology studies in rats and dogs, which studies began in November 2019.

Liquidity and Capital Resources

Since our inception in 2008, we have devoted most of our cash resources to research and development and general and administrative activities. We have financed our operations primarily with the proceeds from the sale of common stock, redeemable convertible preferred stock, and convertible promissory notes and funding from research grants. To date, we have not generated any revenues from the sale of products, and we do not anticipate generating any revenues from the sales of products for the foreseeable future. We have incurred losses and generated negative cash flows from operations since inception. As of September 30, 2020, our principal source of liquidity was our cash, which totaled $8,840.6 thousand.

Equity Financings

We closed our IPO on January 31, 2020, raising gross proceeds of $13,800.0 thousand and net proceeds of $12,034.4 thousand, after deducting underwriting discounts and commissions and offering expenses, in the nine months ended September 30, 2020.

Debt Financings

At September 30, 2020 and December 31, 2019, we had outstanding $0 and $530.0 thousand principal amount of convertible promissory notes, which were issued in March 2019. Upon the closing of our IPO on January 31, 2020, the outstanding convertible promissory notes plus accrued interest converted into 118,470 shares of our common stock at a 20% discount to the public offering price.

Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities.

	Nine Months Ended
	September 30,
	2020	2019

	(in thousands)
Statement of Cash Flows Data:
Total net cash provided by (used in):
Operating activities	$(3,204.9)	$(424.0)
Financing activities	12,043.6	444.9
Increase (decrease) in cash and cash equivalents	$8,838.7	$20.9

Operating Activities

For the nine months ended September 30, 2020, cash used in operations was $3,204.9 thousand compared to $424.0 thousand for the same period in the prior year. The increase in cash used in operations was primarily the result of the payment of accounts payable, accrued license fees, other accrued expenses and prepaid insurance and the initial costs of our AD/PD Trial in the nine months ended September 30, 2020.

We expect cash used in operating activities to increase in 2020 and 2021 as compared to 2019 due to an expected increase in our operating losses associated with ongoing development of our product candidates, including our AD/PD Trial, and additional costs associated with being a public company.

Financing Activities

Cash provided by financing activities was $12,043.6 thousand during the nine months ended September 30, 2020, attributable to net proceeds from our IPO of $12,034.4 thousand, after deducting underwriting discounts and commissions and offering expenses, and $9.2 thousand proceeds from the exercise of stock options.

Cash provided by financing activities was $444.9 thousand during the nine months ended September 30, 2019, attributable to $530.0 thousand proceeds from the sale of convertible promissory notes partially offset by the payment of $76.7 thousand of deferred offering costs and $8.3 thousand of fees on the issuance of the convertible promissory notes.

Funding Requirements

We expect that current cash and cash equivalents and funding from existing grants will be sufficient to fund our operations and capital requirements for at least the next 12 months. We believe that these available funds will be sufficient to complete our Phase 2a clinical trials for ANVS401 and commence the planning of a Phase 3 study for this product candidate. However, it is difficult to predict our spending for our product candidates prior to obtaining FDA approval. Moreover, changing circumstances may cause us to expend cash significantly faster than we currently anticipate, and we may need to spend more cash than currently expected because of circumstances beyond our control.

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

The emergence of widespread health emergencies or pandemics, such as COVID-19, could lead to quarantines, business shutdowns, labor shortages, disruptions to the healthcare system, and overall economic instability. If the suppliers, CROs, hospitals, clinical trial sites, regulators, consultants and other third parties with whom we conduct business were to experience shutdowns or other business disruptions, our ability to enroll patients and conduct our clinical trials in the manner and on the timelines presently planned could be materially and negatively impacted. In

March 2020, the clinical trial sites participating in our Phase 2a trial in AD patients in collaboration with the ADCS temporarily suspended enrollment of new patients because of the ongoing COVID-19 pandemic. Prior to suspension of enrollment, 14 patients had been enrolled and completed treatment, out of a total trial size of 24 patients. Most of the trial sites have reopened and treatment has begun in the 15th patient. In addition, not all the sites which are expected to participate in the Company’s Phase 2a clinical trial in AD and PD have opened for recruitment and treatment of patients due to restrictions related to COVID-19.Although we currently believe our clinical trials will be completed on time, the extent to which the COVID-19 pandemic could have a material impact on our clinical trials is dependent on the spread of the disease and government and healthcare system responses to such spread, which are presently highly uncertain.

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

The market price of our common stock is highly volatile and may be subject to wide fluctuations in response to a variety of factors, including the following:

●	any delay in the enrollment and ultimate completion of our Phase 2a trials of ANVS401;
●	if we are required to conduct more than one Phase 3 trial in any one indication;
●	any delay in submitting an NDA and any adverse development or perceived adverse development with respect to the FDA’s review of that NDA;
●	failure to successfully develop and commercialize ANVS401 or any future product candidate;
●	inability to obtain additional funding;
●	regulatory or legal developments in the United States and other countries applicable to ANVS401 or any other product candidate;
●	adverse regulatory decisions;
●	changes in the structure of healthcare payment systems;

●	inability to obtain adequate product supply for ANVS401 or any other product candidate, or the inability to do so at acceptable prices;
●	introduction of new products, services or technologies by our competitors;
●	failure to meet or exceed financial projections we provide to the public;
●	failure to meet or exceed the estimates and projections of the investment community;
●	changes in the market valuations of companies similar to ours;
●	market conditions in the pharmaceutical and biotechnology sectors, and the issuance of new or changed securities analysts’ reports or recommendations;
●	announcements of significant acquisitions, strategic collaborations, joint ventures or capital commitments by us or our competitors;
●	significant lawsuits, including patent or shareholder litigation, and disputes or other developments relating to our proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;
●	additions or departures of key scientific or management personnel;
●	sales of our common stock by us or our shareholders in the future;
●	trading volume of our common stock; and
●	general economic, industry and market conditions, including, but not limited to, the impact of the COVID-19 pandemic.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, as defined by applicable SEC regulations.

Discussion of Critical Accounting Policies and Significant Judgments and Estimates

The preparation of financial statements in conformity with GAAP requires us to use judgment in making certain estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses in our financial statements and accompanying notes. Critical accounting policies are those that are most important to the portrayal of our financial condition and results of operations and require difficult, subjective and complex judgments by management in order to make estimates about the effect of matters that are inherently uncertain. During the three and nine months ended September 30, 2020, there were no significant changes to our critical accounting policies from those described in our annual financial statements for the year ended December 31, 2019, which we included in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

Signature	Title	Date

/s/ MARIA MACCECCHINI	President and Chief Executive Officer (principal	November 4, 2020
Maria Maccecchini	executive officer)

/s/ JEFFREY MCGROARTY	Chief Financial Officer (principal financial and	November 4, 2020
Jeffrey McGroarty	accounting officer)