Form 10-K
period 2020-12-31
Annovis Bio, Inc.
filed 2021-03-03
CIK 1477845

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

As of June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $18,689,114 based on the closing sale price as reported on the NYSE American.

The number of shares of the issuer’s common stock outstanding as of March 1, 2021, was 6,946,904.

Documents Incorporated by Reference

Certain portions, as expressly described in this report, of the registrant’s proxy statement for the 2021 Annual Meeting of the Stockholders to be held June 1, 2021 are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

Summary of Risk Factors.

The following is a summary of the principal risks described below in Part I, Item 1A “Risk Factors” in this Annual Report on Form 10-K. We believe that the risks described in the “Risk Factors” section are material to investors, but other factors not presently known to us or that we currently believe are immaterial may also adversely affect us. The following summary should not be considered an exhaustive summary of the material risks facing us, and it should be read in conjunction with the “Risk Factors” section and the other information contained in this Annual Report on Form 10-K .

●	We have incurred significant net losses since inception and anticipate that we will continue to incur net losses for the foreseeable future and may never achieve or maintain profitability.
●	We will require additional capital to fund our operations, and if we fail to obtain necessary funding, we may not be able to complete the development and commercialization of ANVS401.
●	We are heavily dependent on the success of ANVS401, our lead product candidate, which is still under clinical development, and if it does not receive regulatory approval or is not successfully commercialized, our business may be harmed.
●	We have concentrated our research and development efforts on the treatment of Alzheimer’s disease and Parkinson’s disease, both of which have seen limited success in drug development.
●	Clinical trials are expensive, time-consuming, difficult to design and implement, and involve an uncertain outcome.
●	Results of preclinical studies and early clinical trials may not be indicative of results obtained in later trials.
●	If we are unable to obtain, maintain and defend patent protection for our technology and products or if the scope of the patent protection obtained is not sufficiently broad, we may not be able to compete effectively in our target markets.

PART I

Item 1. Business.

Our Company

Annovis Bio, Inc. is a clinical stage, drug platform company addressing neurodegeneration, such as Alzheimer’s disease (“AD”), Parkinson’s disease (“PD”) and Alzheimer’s disease in Down syndrome (“AD-DS”). We are developing our lead compound, ANVS401, for chronic neurodegenerative diseases, such as AD, PD and AD-DS. In several studies, ANVS401 inhibited the synthesis of neurotoxic proteins—APP/Aβ (“APP”), tau/phospho-tau (“tau”) and α-Synuclein (“αSYN”)—that are the main cause of neurodegeneration. High levels of neurotoxic proteins lead to impaired axonal transport, which is responsible for the communication between and within nerve cells. When that communication is impaired, the immune system is activated and attacks the nerve cells, eventually killing them. We have shown in four mildly cognitive impaired (“MCI”) patients that our lead compound, ANVS401, lowered the levels of neurotoxic proteins and inflammatory factors. In preclinical studies, lower neurotoxic protein levels led to improved axonal transport, reduced inflammation, lower nerve cell death and improved function.

We are presently conducting two Phase 2a clinical trials. In collaboration with the Alzheimer’s Disease Cooperative Study (“ADCS”) we are conducting a trial in 24 early AD patients (the “ADCS Trial”). We are also conducting a Phase 2a clinical trial in 14 AD and 54 PD patients (the “AD/PD Trial”) which began treating patients in August 2020. Both clinical trials are double-blind, placebo-controlled studies. We have designed the two Phase 2a studies by applying our understanding of the underlying disease states in neurodegeneration and are measuring not just target, but also pathway validation in the spinal fluid of these patients. This means that we are measuring as many factors as possible associated with the toxic cascade which begins with high levels of neurotoxic proteins which lead to impaired axonal transport, inflammation, the death of nerve cells and loss of cognition and motor function. If we are able to show both target and pathway validation in two patient populations, we believe that our opportunity for successful Phase 3 studies is better than if we merely demonstrated target validation in one patient population.

The industry has encountered challenges in targeting specifically one or the other neurotoxic protein, be it APP, tau or αSYN, indicating that targeting one neurotoxic protein alone does not change the course of neurodegeneration. Our goal is to develop a disease modifying drug (“DMD”) for patients with neurodegeneration by leveraging our clinical and animal evidence in inhibiting at least the three most relevant neurotoxic proteins.

We believe that we are the only company developing a clinical stage drug for AD, PD and AD-DS that inhibits more than one neurotoxic protein and has a mechanism of action designed to restore nerve cell axonal and synaptic activity. By improving axonal transport in the brain, we expect to treat memory loss and dementia associated with AD and AD-DS as well as body and brain function in PD.

We believe that ANVS401 has the potential to be the first drug to interfere with the underlying mechanism of neurodegeneration. ANVS401 is a small, once a day, orally administered, brain penetrant inhibitor of neurotoxic proteins. The biological activity of ANVS401 has been evaluated in 20 animal studies conducted in leading institutions such as the Karolinska Institute, Columbia University and Harvard University. 18 of the studies are published and two are presently manuscripts in preparation. We also conducted three clinical trials with 125 humans including two safety studies in 120 healthy volunteers and a proof-of-concept study in four MCI patients. In these studies, we showed that ANVS401 was well tolerated and we saw promising clinical signals: in all four patients, ANVS401 reduced the levels of APP, tau and αSYN (αSYN is an unpublished, not statistically significant observation) and lowered inflammatory factors.

We believe that AD and PD are two of the largest medical needs of the aging U.S. population, and two potentially large markets, once a DMD has been developed and approved. Therefore, we desire to demonstrate ANVS401’s efficacy in both indications. Since AD studies are very large, time consuming and capital intensive, we plan to initially conduct a Phase 3 trial in AD-DS, an orphan population that is substantially similar to AD, but in a very controlled and limited setting. In DS, the APP gene is triplicated, leading to early onset AD with similar pathology as sporadic AD. We expect that lowering levels of APP, tau and αSYN in DS human patients will lead to an improvement in their memory, cognition and dementia. Conducting the study in AD-DS patients instead of AD patients will allow us to obtain human data for AD in an orphan subpopulation much faster than in the regular AD population. Concomitantly, our goal is to also conduct a Phase 3 pivotal study in early PD patients. By the end of 2024, we expect to have conducted two pivotal studies for ANVS401, one in AD-DS and one in PD, and to have filed one or two new drug applications (“NDA”) with the U.S. Food and Drug Administration (“FDA”).

Pipeline

Our pipeline consists of: ANVS401 for chronic neurodegeneration - including AD, its orphan indication AD-DS and PD; ANVS405 to treat acute neurodegeneration – including traumatic brain injury (“TBI”) and stroke; and ANVS301 for advanced AD.

ANVS401

Our lead compound, ANVS401, is an orally administered drug being developed for chronic indications such as AD, PD and AD-DS because in preclinical studies it improved axonal transport in these diseases by inhibiting the overproduction of neurotoxic proteins that kill nerve cells. The compound was tested in three Phase 1 clinical studies that showed it to be well tolerated. This safety data is applicable to the clinical development of ANVS401 for AD, PD, AD-DS and other chronic neurodegenerative disorders. We are conducting two Phase 2a clinical trials for ANVS401.

ANVS405

For acute indications, we are developing ANVS405, focused on protecting the brain after TBI and/or stroke. ANVS405 is the same compound as ANVS401 but it is given intravenously in cases of acute head and brain trauma. ANVS405 was given to rats as an injectable after TBI to ensure that it would reach the brain in less than 15 minutes rather than 1.5 hours. TBI rats that were treated with ANVS405 after the insult exhibited enhanced memory and learning and lower microglia activation, a measure of inflammation. The program has been funded by a grant from the U.S. Army which has been completed, and we plan to seek additional grant funding to further the development of ANVS405 for acute indications of brain and nerve trauma. We plan to conduct a follow-on study to evaluate the effect of ANVS405 administered to TBI rats at various intervals post-injury to determine how long after a TBI we can effectively treat a patient. We would then seek further funding to conduct the toxicology and pharmacokinetics (“PK”) studies in animals, file the initial new drug application (“IND”), conduct the safety and PK studies in humans and continue with Phase 2 and Phase 3 efficacy studies.

ANVS301

We are developing our compound ANVS301 to increase cognitive capability in later stages of AD and dementia. ANVS301 improved memory and learning in very old rats by lowering the number of errors from six to three and shortening run times from approximately 75 to approximately 28 seconds. ANVS301 is in a Phase 1 clinical trial that is being conducted and financed by the National Institutes of Health (“NIH”). The single ascending dose study is nearly complete and we, in collaboration with the NIH, are preparing to move into the multiple ascending dose study.

When the single and multiple ascending dose safety studies are complete, we will review the data and decide whether to pursue the indication of advanced AD.

Clinical Human Data

Safety

Three clinical studies have been completed with ANVS401. Clinical studies with single and repeated daily oral administration of ANVS401 tartrate showed ANVS401 to be well tolerated up to doses of 80 mg once a day or 60 mg four times a day. A single dose of 160 mg was associated with an increased incidence of nausea and vomiting; therefore, higher doses were not tested. ANVS401 is not an AChE inhibitor, but its N1 dimethyl metabolite has some AChE inhibitor activity and may be responsible for these observations. The only consistent adverse events (“AEs”) seen were dizziness/fainting and headaches. These effects were seen to varying degrees at all doses of ANVS401 and in the placebo group. There were no serious AEs in any of the clinical studies. In the repeat dose studies, treatment with 60 mg four times a day was not associated with any side effects not also seen in placebo.

Adverse events seen in the first human SAD study conducted with ANVS401

Adverse events seen in the second and third human MAD and POC studies conducted with ANVS401

Proof-of-Concept Study in Humans

In the human proof-of-concept (“POC”) study, four patients with MCI were treated for 10 days with ANVS401 with a dose of 60 mg four times a day (240 mg/day), which we knew from a previous safety study to be a well-tolerated level. CSF and plasma were drawn over 12 hours on Day 0 before any administration of ANVS401 and on Day 11 after the last administration of ANVS401. During each 12-hour period, a total of nine CSF samples were taken and levels of ANVS401 and metabolites were measured in plasma and CSF at all time points.

Pharmacokinetics

ANVS401’s PK in plasma corresponded to what we had seen in the previous clinical safety studies: a half-life of five hours. In CSF, however, ANVS401 showed a much longer half-life of over 12 hours. We conducted an identical experiment in rats, where it is possible to measure the PK of ANVS401 in plasma, CSF and brain. By taking the human plasma/CSF and rat plasma/CSF/brain levels, we were able to extrapolate to the human brain levels and calculate them to be eight times higher than plasma levels. This is consistent with the data we have in mice, where in several studies, ANVS401 levels were found to be approximately six to eight times higher in brain than in plasma.

ANVS401’s extended presence in the brain is matched by an extended effect, reducing levels of APP, tau and αSYN for the whole 12-hour period tested. The extended effect of ANVS401 in the four human patients was consistent with the preclinical data in rodent brains.

The persistence of ANVS401 in the CSF and brain and the extended pharmacodynamic effect observed make ANVS401 a good candidate for once-a-day dosing. Extrapolated brain levels of ANVS401 at 60 mg four times a day were far in excess of levels we believe are required to down-regulate APP and αSYN. The doses of ANVS401 needed to lower the levels of neurotoxic proteins are similar for the toxic proteins, suggesting similar dosing in AD, PD and AD-DS. We further compared ANVS401 brain levels of mice that showed improved memory, learning and colonic motility and calculated that the optimum brain levels measured were between 150 and 500 nM. Using three different extrapolation/comparison calculations we calculated that a daily dose of 5mg to 60 mg should achieve potentially desired brain levels in humans.

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

CSF Biomarkers Decrease After 10 Days of Oral ANVS401 in Four MCI Patients

	LAB 1			LAB 2
	CSF % of			CSF % of
Human Biomarker	Baseline	p-Value		Baseline	p-Value
sAPP α	(59.9)%	0.0006		(34.1)%	0.0661
sAPP β	(57.7)%	0.0001		(34.0)%	0.0901
Aβ42	(51.4)%	0.0533		(45.2)%	0.0995
Tau	(46.2)%	0.0020		(74.1)%	0.0150
p-Tau	(61.0)%	0.0005
αSYN	(41.2)%	0.0910	*

*	Represents unpublished results.

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

Comparison with Healthy Volunteers

We also compared the levels found in four healthy volunteers with the levels seen in the four MCI patients before and after 10 days of ANVS401 administration. The heathy volunteers did not go through the entire study as did the MCI patients. They gave one CSF sample taken by lumbar puncture in the morning and that sample was only used to measure sAPPα, sAPPβ and tau.

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

The percentages in the bar diagrams are derived from the CSF levels of sAPPα, sAPPβ and tau in four MCI patients and four healthy volunteers, with red representing average of MCI patients at Day 0 before ANVS401 treatment; green representing average of MCI patients at day 11 after 10 days of ANVS401 treatment; and blue representing average of untreated healthy volunteers. The average of MCI patients at Day 0 was considered the base at 100%. We then calculated the averages of MCI patients at Day 11 and the healthy volunteers as a percentage of the base.

Axonal Transport in Human Nerve Cells

When the information highway of a nerve cell slows down, the nerve cell is unable to properly communicate with other nerve cells, internal organs and the periphery and it gets sick and dies.

The transfer of information in a nerve cell is called axonal transport and when transport and synaptic transmission are impaired, the cell releases lower levels of neurotransmitters, leading to impaired nerve cell health. The sick cell is then attacked by the immune system, which is activated when it detects a sick cell, and it eventually kills the cell. Impairment in axonal transport, therefore, leads to inflammation and eventually to nerve cell death.

Inflammation

In the brain of all people suffering from a neurodegenerative disorder, there is severe inflammation. We used the same 18 samples collected from the CSF of the mildly cognitive impaired patients and measured four inflammatory factors and one control factor. In accordance with our hypothesis the levels of inflammatory markers were significantly reduced. We also measured Factor FH, a complement regulatory protein, as our control factor. As we had expected, Factor FH was not downregulated by ANVS401.

CSF Inflammatory Markers After 10 Days of Oral ANVS401 in Four MCI Patients

	CSF % of
Human Inflammatory Protein	Baseline	p-Value
Complement C3	(86.9)%	0.0007
MCP-1	(87.5)%	0.0007
YKL40	(72.7)%	0.0113
sCD14	(26.1)%	0.1159
Factor FH	23.7%	0.4988

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

APP/PS1 Transgenic Mouse Model of AD

APP/PS1 AD transgenic (“tg”) mice were treated for one month with ANVS401, before behavioral evaluation. ANVS401 improved spatial-working memory in a 2-day radial arm water maze test in this mouse AD model at a 25 mg/kg oral dose and showed a dose response at 10 mg/kg oral dose. In the same study ANVS401 improved synaptic function and long-term potentiation in hippocampal slices at both doses in a dose-dependent fashion. ANVS401 treatment did not affect wild-type mice.

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

SNCAA53T and SNCAA30P Mouse Models of PD

We used these PD tg mice as models of early gastrointestinal dysfunction, which is common in PD patients and precedes the onset of motor symptoms by many years to decades. Untreated PD tg mice resemble pre-Parkinson’s patients, showing symptoms of constipation by three months of age. Here we assessed the colonic motility by measuring the time required to expel a glass bead inserted into the colon at four and seven months of age. ANVS401 statistically significantly (p=0.034 at four months and p=0.0001 at seven months) decreased the bead expulsion time between ANVS401 treated and placebo treated mice; thus, it improved the colonic motility of PD tg mice. Furthermore, even after we stopped treatment for nine weeks, the constipation was still reduced.

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

In our study (manuscript in preparation), rats were subjected to either fluid percussion injury (“FPI”) or sham operation to one side of the brain. Three different ANVS405 doses or saline were given intraperitoneally to rats subjected to FPI for four weeks, with the first dose administered one hour post-injury. At the termination of the treatment, all the rats were first tested for their performance in the water maze, and then they were sacrificed for brain staining of living cells and determination of microglia activation. 10 mg/kg ANVS405 improved memory and learning as measured by water maze performance. Furthermore, sections of the brain were stained with tyrosine hydroxylase (“TH”), wherein TH stains only live cells. The amounts of TH immunoreactivity in the whole striatum of the brain slices were measured. The rats treated with all three doses of ANVS405 showed higher TH staining in the ipsilateral area of the brain than the vehicle treated animals. Thus, ANVS405 protects the striatum following FPI in rats.

Because FPI can induce microglial activation, we next checked whether ANVS405 would reverse this pathology. In our study, we found that ANVS405 increased the number of resting microglia and reduced the number of activated microglia.

Stroke Mice

ANVS401 was tested in a stroke model, in which mice were challenged with MCAo-induced stroke (middle carotid artery occlusion induced stoke) and after four weeks, the number of surviving neurons was quantified. After four weeks the locomotor function, behavior, and cognition of these mice were also evaluated.

ANVS401 in combination with pifithrin-α (PFT-α) given to mice after the induced stroke improved mice locomotor activity and cognitive function. While both treatments yielded improvements in locomotor and cognitive function, the combined ANVS401/PFT-α treatment proved able to enhance stroke-induced endogenous neurogenesis and improve the functional recovery in stroke animals. The combined treatment also significantly improved cognitive function more than the single treatment with PFT-α

The Toxic Cascade Leading to Nerve Cell Death and Loss of Function

The toxic cascade in neurodegeneration begins with high levels of neurotoxic proteins which lead to impaired axonal transport, inflammation, death of nerve cells and loss of cognition and motor function. ANVS401 and ANVS405 have a mechanism of action we believe to be unique that allows them to inhibit the over-translation of and reduce the levels of APP, tau and αSYN, which play a central role in the pathogenesis of both AD and PD. That leads us to believe that ANVS401 is a promising drug for the treatment of both AD and PD. Our approach is innovative in that we do not have a single therapeutic target for a single disease; instead, we are developing one drug that targets the mRNAs of multiple neurotoxic proteins, applicable to multiple diseases.

NEUROTOXIC PROTEINS IMPAIR AXONAL TRANSPORT AND **CAUSE A TOXIC CASCADE**

HIGH LEVELS OF NEUROTOXIC PROTEINS	ANVS401 LOWERS LEVELS OF NEUROTOXIC PROTEINS
IMPAIRED AXONAL TRANSPORT	IMPROVED AXONAL TRANSPORT
SLOWER SYNAPTIC TRANSMISSION	INCREASED SYNAPTIC TRANSMISSION
INFLAMMATION	NO INFLAMMATION
DEATH OF NERVE CELLS	HEALTHY NERVE CELLS
LOSS OF COGNITIVE AND MOTOR FUNCTION	IMPROVED COGNITIVE AND MOTOR FUNCTION

ANVS401 IMPROVES AXONAL TRANSPORT AND **IMPEDES THE TOXIC CASCADE**

In animals we have seen that by reducing the levels of multiple neurotoxic proteins, ANVS401 reversed the toxic cascade. Now we want to prove that the drug also reverses the toxic cascade in humans, such as AD and PD patients in our two Phase 2a studies. We have been able to reverse the entire toxic cascade in animals and recover function, be it in the brain, the body, or the eyes. In humans, to date we have measured how ANVS401 reduces neurotoxic proteins, improves axonal transport and reduces inflammation. In our ongoing AD and PD phase 2a studies, we want to reproduce the measurements we already have and add measures of the reversal of nerve cell death and recovery of function.

ADCS Trial

We are presently conducting a double-blind, placebo-controlled Phase 2a study in early AD patients in conjunction with the ADCS. We are treating patients for four weeks with ANVS401 and measuring target and pathway engagement in the spinal fluid. This means that we are measuring levels of neurotoxic proteins, neurotransmitters, neurotrophic factors, inflammation and nerve cell death as well of cognitive improvement. Under an agreement with UC San Diego, where ADCS is located, we have contracted to provide study supplies at our cost but the remaining costs of the ADCS Trial are paid for by the NIH. This is a 24-patient study which is being conducted in six sites in the U.S., including the University of California San Diego, Johns Hopkins, Indiana University, Washington University, Cleveland Clinic, and Columbia University. 16 patients have now been enrolled and treated in this trial. Data from this trial is expected in early 2022.

AD/PD Trial

In our AD/PD Trial, we are conducting a double-blind placebo-controlled Phase 2a study in mild to moderate AD and PD patients in which we are measuring levels of neurotoxic proteins, neurotransmitters, neurotrophic factors, inflammation and nerve cell death as well of cognitive and functional improvement. This is a 68-patient study which is being conducted in up to 15 sites in the U.S. The first part of the trial is in 14 AD patients and 14 PD patients for which data is expected to be available starting at the end of March 2021. The second part of the trial is a dose response analysis in 40 PD patients for which data is expected to be available in mid-2021.

Markets

With a potential market for neurodegenerative diseases estimated at more than $100 billion annually, most pharma companies have a program studying some aspect of nerve and brain degeneration. None of these approaches have resulted in a drug that improves cognition. Some newer approaches target tau, whose expression is more closely associated with cognitive decline. Similarly, for PD, several companies are trying to inhibit αSYN. So far neither drugs attacking tau nor αSYN have shown positive results. Hence there is an enormous need for a different disease-modifying strategy. There is more than one neurotoxic protein in the brain of AD and of PD patients, and the same neurotoxic proteins are involved in the pathogenesis of AD and PD. A significant portion of AD patients’ brains display mixed PD pathology and vice versa. Therefore, just attacking one of these proteins may result in no or lower efficacy than attacking them all. We are unaware of any other person or entity that is working on inhibiting more than one neurotoxic protein and tackling more than one neurodegenerative disorder at the same time. To prove that this approach is possible, we are studying the effects of ANVS401 on the levels of several neurotoxic proteins and other surrogate markers, in parallel, in AD and PD patients. Within three to nine months, we believe we will have data in two patient populations – AD and PD - from our AD/PD Trial.

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

Just like in sporadic AD there is a prodromal or asymptomatic phase in DS when AD pathology progressively accumulates (30 - 40 years) but clinical signs of dementia may be delayed by up to a decade. This provides a therapeutic window or an opportunity for prevention that is unique to adults with Down syndrome. AD-DS is an orphan indication with similar symptoms to sporadic AD, but in a much younger population with accelerated disease progression.

In the U.S., AD-DS is an orphan indication because about 50,000 DS people have AD and about 120,000 are at risk to develop AD in the next 5 to 10 years.

Alzheimer’s Disease Market

AD is a neurodegenerative disorder with cognitive, functional, and behavioral alterations. AD is age related, and its incidence is increasing with the aging of the population. It is estimated that currently 44 million victims of AD dementia exist in the world and by 2050, more than 100 million people worldwide will be living with AD. Nearly eightfold as many people have preclinical AD as have symptomatic AD and are at risk for progressing to manifest disease. Disease modifying treatments (“DMTs“) that will prevent or delay the onset or slow the progression of AD are urgently needed. Similarly, medications to effectively improve cognition or ameliorate neuropsychiatric symptoms of patients in the symptomatic phases of AD are needed to improve memory and behavior.

Increase in Incidence of AD with the Aging of the Population

AD is becoming increasingly common as the global population ages and as the health systems in developing countries improve. There is a significant need to identify drugs that prevent, delay the onset, slow the progression, or improve the symptoms of AD.

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

Dementia is increasingly being recognized in cases of PD; such cases are termed PD dementia (“PDD”). The spread of fibrillar αSYN pathology from the brainstem to limbic and neocortical structures seems to be the strongest neuropathological correlate of emerging dementia in PD. Up to 50% of patients with PDD develop sufficient numbers of Aβ plaques and tau-containing neurofibrillary tangles for a secondary diagnosis of Alzheimer’s disease, and these pathologies may act synergistically with αSYN pathology to confer a worse prognosis.

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

A therapy that only addresses Aβ, tau or αSYN will not help people with mixed pathologies. Since ANVS401 inhibits more than one neurotoxic protein, it is possible that by halting the cascade of toxic proteins, it might stop or slow AD, PD and mixed pathology diseases at all stages of development.

Approaches and Competition

Alzheimer’s Disease in Orphan Indications

There are two orphan indications that represent AD: one is AD-DS and the other is early onset familial AD (“EOFAD”). To date very little work has been done in these indications but several studies in AD-DS or EOFAD are planned, ongoing or completed but results have either not been published or have been negative.

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

An increasing number of agents are directed at tau-related targets. Neurofibrillary tangles are one of two major pathological hallmarks of AD. Correlation studies conducted by Braak and Braak demonstrate that neurofibrillary tangle burden more closely correlates with cognitive decline than amyloid plaque load. The first two phase 3 studies conducted with tau approaches have failed. There are still several anti-tau approaches in the clinic.

In summary, at present there are no disease-modifying agents on the market. The first large effort to develop a DMD for AD has targeted Aβ42, but all Aβ42 approaches to date have failed. The first companies testing tau have shown negative results. Many companies have pulled out of AD research and are waiting to see what approach might have a better outcome. Since the AD brain contains several neurotoxic proteins—amyloid precursor protein and its toxic fragments Aβ42 and IC99, a well as tau and αSYN—a DMD drug needs to target more than just one toxic protein to be efficacious. We believe that ANVS401 is the only drug that satisfies this criterion.

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

Parkinson’s Disease Approaches

Levodopa (“L-DOPA”) was introduced for use in treating PD more than 40 years ago and remains the mainstay of therapy for improving the symptoms of the disease. Unlike dopamine, which cannot cross the blood—brain barrier, L-DOPA is effectively absorbed into the brain, where it metabolizes into dopamine. It is typically administered five times a day and works well in controlling symptoms for one to five years. Unfortunately, the effects of L-DOPA in any patient diminish with time. There are several other drugs available to treat PD, which also seek to modulate dopamine levels. Combination drug therapy is common in PD. For instance, the use of other drug classes such as the catechol-O-methyltransferase inhibitors and the monoamine oxidase (MAO) inhibitors allow patients to reduce L-DOPA dosing levels.

The market for PD drugs is estimated at $2 to $3 billion worldwide, despite high-volume generics. The most important current therapy for PD, L-DOPA, is prescribed as a generic. While volume growth in the category is expected to remain healthy, dollar growth will likely remain relatively flat as some of the category’s larger brands contend with generic inroads. The size of the current market reflects the absence of innovative branded therapies more than it does the medical need.

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

As of March 1, 2021, our portfolio of owned and licensed patents totaled 35 issued or pending patents consisting of eight issued U.S. patents, three pending U.S. patent applications, 14 issued foreign patents and 10 pending foreign applications. These include three classes of licensed patents co-owned by Horizon and the PHS with claims directed to a composition of matter, a method of inhibiting production of amyloid precursor protein and a method of treating Alzheimer’s disease and dementia via the administration of ANVS401; a process for producing phenserine and analogs thereof, including ANVS401; and a method of treating Down syndrome via the administration of (-) phenserine or (+) phenserine (ANVS401) and combinations thereof. The world-wide exclusive license we have with Horizon Therapeutics PLC (“Horizon”) comprises the patents co-owned by Horizon and the PHS; the patents have expiration dates between 2022 and 2026.

Annovis has filed an additional four families of patents and patent applications to prolong the patent life of ANVS401. The pending patent applications were invented and filed by Annovis and include claims directed to:

●	a method of treating neurodegenerative diseases such as AD and PD;
●	a method of treating and/or preventing acute brain and nerve injuries;

●	a method of prevention and treatment of disease states due to metal dis-homeostasis such as AD or PD as well as other acute or chronic neurodegenerative diseases; and
●	a method of treating viral and bacterial infections of the brain, including COVID-19.

The patents have expiration dates between 2031 and 2041. In August 2019, the U.S. Patent and Trademark Office (“USPTO”) granted the first of our Annovis patents covering PD and associated diseases. In March 2020, the European Patent Office (“EPO”) granted our patent for a method of treating AD. In December 2020, the EPO approved our first patent for a method of treating acute nerve and brain injuries by administering ANVS405 after the injury.

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

License Agreement

In November 2008 we entered into an exclusive world-wide agreement, as amended in November 2011 and May 2012, with a subsidiary of Horizon, which is the successor to Raptor Pharmaceuticals, Inc. and TorreyPines Therapeutics, Inc., for the rights to ANVS401 and its analogs. We have a worldwide exclusive license to ANVS401 and its analogs, subject to standard reservation of rights under federal law.

The license agreement requires us to pay a minimum annual fee, milestone payments, royalties and a portion of any sublicense income we may receive. The minimum annual fee is $46,000. Pursuant to the agreement we had deferred payment of the minimum annual fees prior to our initial public offering but during 2020 paid all accrued minimum annual fees through November 30, 2020. Milestone payments are payable upon the first attainment of the commencement of a Phase 2 efficacy study ($230,000); the commencement of a Phase 3 pivotal study ($575,000); filing of an NDA for regulatory approval ($1,150,000); receipt of regulatory approval in the U.S. ($5,750,000); and receipt of regulatory approval outside the U.S. ($5,750,000). Royalties must be paid in an amount equal to 5.75% of net sales of licensed products.

The agreement also provides us a buy-out option which we may exercise at any time, with an option price of $500,000 if exercised prior to the commencement of the first Phase 2 clinical trial; $1,000,000 if exercised on or after the commencement of the first Phase 2 clinical trial and prior to the commencement of the first Phase 3 clinical trial; $5,000,000 if exercised on or after the commencement of the first Phase 3 clinical trial and prior to the filing of a NDA with the FDA for the first licensed product; and $8,000,000 if exercised on or after the filing of an NDA for the first licensed product.

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

Manufacturing

ANVS401 is a small molecule that is manufactured using a four-step patented process. We rely on third-party contractors for manufacturing clinical supplies and plan to do so for commercial amounts also. Presently we are working with a US supplier for the manufacture of a new, large batch of good manufacturing practice (“cGMP”) active pharmaceutical ingredient and with a local supplier for the storage stability, encapsulating, blister packing, blinding and distribution of the capsules or pills to the clinical sites. This material will allow us to enter large and long-term advanced clinical studies.

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

U.S. Government Regulation of Drug Products

In the United States, the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act (“FDCA”) and its implementing regulations. Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process or after approval, may subject an applicant to a variety of administrative or judicial sanctions, such as the FDA’s refusal to approve pending NDAs, withdrawal of an approval, imposition of a clinical hold, issuance of warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement or civil or criminal penalties.

The process required by the FDA before a drug may be marketed in the United States generally involves the following:

●	Completion of preclinical laboratory tests, animal studies and formulation studies in compliance with the FDA’s good laboratory practice regulations.
●	Submission to the FDA of an IND, which must become effective before human clinical trials may begin.
●	Approval by an independent institutional review board (“IRB”), at each clinical site before each trial may be initiated.
●	Performance of adequate and well-controlled human clinical trials in accordance with good clinical practice (“GCP”), requirements to establish the safety and efficacy of the proposed drug product for each indication.
●	Submission to the FDA of an NDA.
●	Satisfactory completion of an FDA advisory committee review, if applicable.
●	Satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the product is produced to assess compliance with cGMP requirements and to assure that the facilities, methods and controls are adequate to preserve the drug’s identity, strength, quality and purity.
●	Satisfactory completion of FDA audits of clinical trial sites to assure compliance with GCPs and the integrity of the clinical data.
●	Payment of user fees and securing FDA approval of the NDA.

●	Compliance with any post-approval requirements, including the potential requirement to implement a Risk Evaluation and Mitigation Strategy (“REMS”) and the potential requirement to conduct post-approval studies.

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

Clinical Trials

Clinical trials involve the administration of the investigational new drug to human subjects under the supervision of qualified investigators in accordance with GCP requirements, which include the requirement that all research subjects provide their informed consent in writing for their participation in any clinical trial. Clinical trials are conducted under protocols detailing, among other things, the objectives of the trial, the parameters to be used in monitoring safety, and the effectiveness criteria to be evaluated. A protocol for each clinical trial and any subsequent protocol amendments must be submitted to the FDA as part of the IND. In addition, an IRB at each institution participating in the clinical trial must review and approve the plan for any clinical trial before it initiates at that institution. Information about certain clinical trials must be submitted within specific timeframes to the NIH for public dissemination on www.clinicaltrials.gov.

Human clinical trials are typically conducted in three sequential phases, which may overlap or be combined:

●	Phase 1: The drug is initially introduced into healthy human subjects or patients with the target disease or condition and tested for safety, dosage tolerance, absorption, metabolism, distribution, excretion and, if possible, to gain an early indication of its effectiveness.
●	Phase 2: The drug is administered to a limited patient population to identify possible adverse effects and safety risks, to preliminarily evaluate the efficacy of the product for specific targeted diseases and to determine dosage tolerance and optimal dosage.
●	Phase 3: The drug is administered to an expanded patient population, generally at geographically dispersed clinical trial sites, in well-controlled clinical trials to generate enough data to statistically evaluate the efficacy and safety of the product for approval, to establish the overall risk-benefit profile of the product, and to provide adequate information for the labeling of the product.

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

To be eligible for a fast-track designation, the FDA must determine, based on the request of a sponsor, that a product is intended to treat a serious or life-threatening disease or condition and demonstrates the potential to address an unmet medical need. The FDA will determine that a product will fill an unmet medical need if it will provide a therapy where none exists or provide a therapy that may be potentially superior to existing therapy based on efficacy or safety factors. The FDA may review sections of the NDA for a fast-track product on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the NDA, the FDA agrees to accept sections of the NDA and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the NDA.

The FDA may give a priority review designation to drugs that offer major advances in treatment or provide a treatment where no adequate therapy exists. A priority review means that the goal for the FDA to review an application is six months, rather than the standard review of ten months under current PDUFA guidelines. Under the current PDUFA agreement, these six- and ten-month review periods are measured from the “filing” date rather than the receipt date for NDAs for new molecular entities, which typically adds approximately two months to the timeline for review and decision from the date of submission. Most products that are eligible for fast-track designation are also likely to be considered appropriate to receive a priority review.

In addition, products tested for their safety and effectiveness in treating serious or life-threatening illnesses and that provide meaningful therapeutic benefit over existing treatments may be eligible for accelerated approval and may be approved on the basis of adequate and well-controlled clinical trials establishing that the drug product has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality (“IMM”) that is reasonably likely to predict an effect on IMM or other clinical benefit, taking into account the severity, rarity or prevalence of the condition and the availability or lack of alternative treatments. As a condition of approval, the FDA may require a sponsor of a drug receiving accelerated approval to perform post-marketing studies to verify and describe the predicted effect on IMM or other clinical endpoint, and the drug may be subject to accelerated withdrawal procedures.

Moreover, under the provisions of the Food and Drug Administration Safety and Innovation Act passed in July 2012, a sponsor can request designation of a product candidate as a “breakthrough therapy.” A breakthrough therapy is defined as a drug that is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. Drugs designated as breakthrough therapies are also eligible for accelerated approval. The FDA must take certain actions, such as holding timely meetings and providing advice, intended to expedite the development and review of an application for approval of a breakthrough therapy. At the completion of our two Phase 2 trials, one in PD and one in AD, Annovis will petition the FDA to classify ANVS401 as a breakthrough therapy.

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

If a product with orphan status receives the first FDA approval for a disease or condition, the product generally will be receiving orphan product exclusivity. Orphan product exclusivity means that the FDA may not approve any other applications for the same product for the same indication for seven years, except in certain limited circumstances. If a drug or drug product designated as an orphan product ultimately receives marketing approval for an indication broader than what was designated in its orphan product application, it may not be entitled to exclusivity. Orphan exclusivity will not bar approval of another product under certain circumstances, including if a subsequent product with the same active ingredient for the same indication is shown to be clinically superior to the approved product on the basis of greater efficacy or safety, or providing a major contribution to patient care, or if the company with orphan drug exclusivity is not able to meet market demand. Further, the FDA may approve more than one product for the same orphan indication or disease, if the products contain different active ingredients. Moreover, competitors may receive approval of different products for the indication for which the orphan product has exclusivity or obtain approval for the same product but for a different indication for which the orphan product has exclusivity.

Marketing Approval and Post-Approval Requirements

Assuming successful completion of the required clinical testing, the results of the preclinical and clinical studies, together with detailed information relating to the product’s chemistry, manufacture, controls and proposed labeling, among other things, are submitted to the FDA as part of an NDA requesting approval to market the product for one or more indications. In most cases, the submission of an NDA is subject to a substantial application user fee. Under the Prescription Drug User Fee Act (“PDUFA”) guidelines that are currently in effect, the FDA has a goal of ten months from the date of “filing” of a standard NDA, for a new molecular entity to review and act on the submission. This review typically takes twelve months from the date the NDA is submitted to FDA because the FDA has approximately two months to make a “filing” decision.

The FDA also may require submission of a REMS plan to ensure that the benefits of the drug outweigh its risks. The REMS plan could include medication guides, physician communication plans, assessment plans, and/or elements to assure safe use, such as restricted distribution methods, patient registries, or other risk minimization tools.

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

The FDA may refer an application for a novel drug to an advisory committee. While the FDA is not bound by the recommendations of an advisory committee, it considers such recommendations carefully when making decisions.

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

Even if the FDA approves a product, it may limit the approved indications for use of the product, require that contraindications, warnings or precautions be included in the product labeling, require that post-approval studies, including Phase 4 clinical trials, be conducted to further assess a drug’s safety after approval, require testing and surveillance programs to monitor the product after commercialization, or impose other conditions, including distribution and use restrictions or other risk management mechanisms under a REMS.

Once an approval of a drug or medical device is granted, the FDA may withdraw the approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in mandatory revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical trials to assess new safety risks; or imposition of distribution or other restrictions under a REMS program. Other potential consequences include, among other things:

●	Restrictions on the marketing or manufacturing of the product, complete withdrawal of the product from the market or product recalls.
●	Fines, warning letters or holds on post-approval clinical trials.
●	Refusal of the FDA to approve pending NDAs or supplements to approved NDAs, or suspension or revocation of product approvals.
●	Product seizure or detention, or refusal to permit the import or export of products.
●	Injunctions or the imposition of civil or criminal penalties.

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

U.S. Healthcare Fraud and Abuse Laws and Compliance Requirements

We are subject to various federal and state laws targeting fraud and abuse in the healthcare industry. These laws may impact, among other things, our proposed sales and marketing programs. In addition, we may be subject to patient privacy regulation by both the federal government and the states in which we conduct our business. The laws that may affect our operations include:

●	the federal Anti-Kickback Statute, which prohibits, among other things, persons from soliciting, receiving, offering or paying remuneration, directly or indirectly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, order or recommendation of, an item or service reimbursable under a federal healthcare program, such as the Medicare and Medicaid programs. The term “remuneration” has been broadly interpreted to include anything of value;
●	federal false claims and civil monetary penalties laws, including the federal civil False Claims Act, which prohibits anyone from, among other things, knowingly presenting, or causing to be presented, for payment to federal programs (including Medicare and Medicaid) claims for items or services that are false or fraudulent;
●	provisions of the U.S. federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), which created new federal criminal statutes that prohibit, among other things, knowingly and willfully executing a scheme to defraud any healthcare benefit program or making false statements in connection with the delivery of or payment for healthcare benefits, items or services. In addition, HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act and its implementing regulations, impose certain requirements relating to the privacy, security and transmission of individually identifiable health information; and
●	the federal Physician Payment Sunshine Act requirements, under the Patient Protection and Affordable Care Act, which require manufacturers of certain drugs and biologics to track and report to CMS payments and other transfers of value they make to U.S. physicians and teaching hospitals as well as physician ownership and investment interests in the manufacturer.

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

To market our future products in the European Economic Area (“EEA”), which is comprised of the 28 Member States of the EU plus Norway, Iceland and Liechtenstein, and many other foreign jurisdictions, we must obtain separate regulatory approvals. More concretely, in the EEA, medicinal products can only be commercialized after obtaining a Marketing Authorization (“MA”). There are two types of MAs:

●	The Community MA, which is issued by the European Commission through the Centralized Procedure, based on the opinion of the Committee for Medicinal Products for Human Use of the European Medicines Agency (“EMA”) and which is valid throughout the entire territory of the EEA. The Centralized Procedure is mandatory for certain types of products, such as biotechnology medicinal products, orphan medicinal products and medicinal products indicated for the treatment of AIDS, cancer, neurodegenerative disorders, diabetes, auto-immune and viral diseases. The Centralized Procedure is optional for products containing a new active substance not yet authorized in the EEA, or for products that constitute a significant therapeutic, scientific or technical innovation or which are in the interest of public health in the EU; and
●	National MAs, which are issued by the competent authorities of the Member States of the EEA and only cover their respective territory, are available for products not falling within the mandatory scope of the Centralized Procedure. Where a product has already been authorized for marketing in a Member State of the EEA, this National MA can be recognized in another Member State through the Mutual Recognition Procedure. If the product has not received a National MA in any Member State at the time of application, it can be approved simultaneously in various Member States through the Decentralized Procedure.

Under the above-described procedures, before granting the MA, the EMA or the competent authorities of the Member States of the EEA assess the risk-benefit balance of the product based on scientific criteria concerning its quality, safety and efficacy.

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

Human Capital Resources

As of March 1, 2021, we had two full-time employees. In addition to our employees, we contract with consultants and third parties for the conduct of certain clinical development, accounting and administrative activities. We expect to hire additional employees prior to beginning Phase 3 clinical trials.

Corporate Information

We were incorporated in Delaware in 2008. Our principal executive offices are located at 1055 Westlakes Drive, Suite 300, Berwyn, PA 19312 and our telephone number is (610)727 3913. Our website address is www.annovisbio.com. The inclusion of our website address is, in each case, intended to be an inactive textual reference only and not an active hyperlink to our website. The information contained in, or that can be accessed through, our website is not part of this Annual Report on Form 10-K.

Item 1A. Risk Factors

Risks Related to Our Financial Position and Need for Additional Capital

We have incurred losses since inception and anticipate that we will continue to incur losses for the foreseeable future. We are not currently profitable, and we may never achieve or sustain profitability.

We are a clinical stage biopharmaceutical company with a limited operating history and have incurred losses since our formation. We incurred net losses of $5,462,047 and $990,980 for the years ended December 31, 2020 and 2019, respectively. As of December 31, 2020, we had an accumulated deficit of $14,239,075. We have not commercialized any products and have never generated revenue from the commercialization of any product. To date, we have devoted most of our financial resources to research and development, including our preclinical and clinical work, and to intellectual property.

We expect to incur significant additional operating losses for the next several years, at least, as we advance ANVS401 and any other product candidates through clinical development, complete clinical trials, seek regulatory approval and commercialize the drug or any other product candidates, if approved. The costs of advancing product candidates into each clinical phase tend to increase substantially over the duration of the clinical development process. Therefore, the total costs to advance any of our product candidates to marketing approval in even a single jurisdiction will be substantial. Because of the numerous risks and uncertainties associated with pharmaceutical product development, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to begin generating revenue from the commercialization of any products or achieve or maintain profitability. Our expenses will also increase substantially if and as we:

●	commence our two Phase 3 trials in AD-DS and in PD, or conduct clinical trials for any other product candidates;
●	are required by the FDA to complete two Phase 3 trials to support an NDA for ANVS401 in AD-DS or in PD;
●	establish a sales, marketing and distribution infrastructure to commercialize our drug, if approved, and for any other product candidates for which we may obtain marketing approval;
●	maintain, expand and protect our intellectual property portfolio;
●	hire additional clinical, scientific and commercial personnel;

●	add operational, financial and management information systems and personnel, including personnel to support our product development and future commercialization efforts, as well as to support our requirements as a public reporting company; and
●	acquire or in-license or invent other product candidates or technologies.

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

We believe that our current cash and cash equivalents and funding from existing grants will enable us to fund our operating expenses and capital expenditure requirements until at least March 31, 2022. We have based this estimate on assumptions that may prove to be wrong, and we could deploy our available capital resources sooner than we currently expect. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to the:

●	initiation, progress, timing, costs and results of preclinical studies and clinical trials, including patient enrollment in such trials, for ANVS401 or any other future product candidates;
●	clinical development plans we establish for ANVS401 and any other future product candidates;
●	obligation to make royalty and non-royalty sublicense receipt payments to third-party licensors, if any, under our licensing agreements;
●	number and characteristics of product candidates that we discover or in-license and develop;
●	outcome, timing and cost of regulatory review by the FDA and comparable foreign regulatory authorities, including the potential for the FDA or comparable foreign regulatory authorities to require that we perform more studies than those that we currently expect;
●	costs of filing, prosecuting, defending and enforcing any patent claims and maintaining and enforcing other intellectual property rights;
●	effects of competing technological and market developments;

●	costs and timing of the implementation of commercial-scale manufacturing activities; and
●	costs and timing of establishing sales, marketing and distribution capabilities for any product candidates for which we may receive regulatory approval.

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

We have a limited operating history.

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

As of December 31, 2020, we had net operating loss carryforwards (“NOLs”), of $7,821,413 for federal income tax purposes, which may be available to offset our future taxable income, if any. NOLs generated in 2017 and prior of $2,764,240 will expire beginning in 2032. In general, under Section 382 of the U.S. Internal Revenue Code of 1986, as amended (the “Code”), a corporation that undergoes an “ownership change” is subject to limitations on its ability to use its pre-change NOLs to offset future taxable income. Due to previous ownership changes, our ability to use our NOLs could be limited by Section 382 of the Code. Future changes in our stock ownership, some of which are outside of our control, could result in an ownership change under Section 382 of the Code. Furthermore, our ability to use NOLs of companies that we may acquire in the future may be subject to limitations. For these reasons, we may not be able to use a material portion of the NOLs, even if we attain profitability.

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

The emergence of widespread health emergencies or pandemics, such as COVID-19, could lead to quarantines, business shutdowns, labor shortages, disruptions to the healthcare system, and overall economic instability. If the suppliers, CROs, hospitals, clinical trial sites, regulators, consultants and other third parties with whom we conduct business were to experience shutdowns or other business disruptions, our ability to enroll patients and conduct our clinical trials in the manner and on the timelines presently planned could be materially and negatively impacted. In March 2020, the clinical trial sites participating in our Phase 2a trial in AD patients in collaboration with the ADCS temporarily suspended enrollment of new patients because of the ongoing COVID-19 pandemic. The trial sites have reopened and patient recruitment and treatment have resumed. In addition, due to restrictions related to COVID-19 during 2020, we experienced delays in opening clinical trial sites for our AD/PD Trial. Although we currently believe our clinical trials will be completed on time, the extent to which the COVID-19 pandemic could have a material impact on our clinical trials is dependent on the spread of the disease and government and healthcare system responses to such spread, which are presently highly uncertain.

Clinical trials are expensive, time-consuming and difficult to design and implement, and involve an uncertain outcome.

Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. Because the results of preclinical studies and early clinical trials are not necessarily predictive of future results, ANVS401 and our other compounds may not have favorable results in later preclinical and clinical studies or receive regulatory approval. We may experience delays in initiating and completing any clinical trials that we intend to conduct, and we do not know whether planned clinical trials will begin on time, need to be redesigned, enroll patients on time or be completed on schedule, or at all. Clinical trials can be delayed for a variety of reasons, including delays related to:

●	the FDA or comparable foreign regulatory authorities disagreeing as to the design or implementation of our clinical studies;
●	obtaining regulatory approval to commence a trial;
●	reaching an agreement on acceptable terms with prospective contract research organizations (“CROs”), and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;
●	obtaining Institutional Review Board (“IRB”) approval at each site, or Independent Ethics Committee (“IEC”) approval at sites outside the United States;
●	recruiting suitable patients to participate in a trial in a timely manner and in sufficient numbers;
●	having patients complete a trial or return for post-treatment follow-up;
●	imposition of a clinical hold by regulatory authorities, including as a result of unforeseen safety issues or side effects or failure of trial sites to adhere to regulatory requirements or follow trial protocols;
●	clinical sites deviating from trial protocol or dropping out of a trial;
●	addressing patient safety concerns that arise during the course of a trial;
●	adding a sufficient number of clinical trial sites; or
●	manufacturing sufficient quantities of product candidate for use in clinical trials.

We could also encounter delays if a clinical trial is suspended or terminated by us, the IRBs or IECs of the institutions in which such trials are being conducted, the Data Safety Monitoring Board (“DSMB”), for such trial or the FDA or other regulatory authorities. Such authorities may impose such a suspension or termination due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a drug, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. Furthermore, we rely on CROs and clinical trial sites to ensure the proper and timely conduct of our clinical trials and, while we have agreements governing their committed activities, we have limited influence over their actual performance, as described in “—Risks Related to Our Dependence on Third Parties.”

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

●	we may be unable to demonstrate to the satisfaction of the FDA or comparable foreign regulatory authorities that a product candidate is safe and effective for its proposed indication;
●	serious and unexpected drug-related side effects experienced by participants in our clinical trials or by individuals using drugs similar to our product candidates, or other products containing the active ingredient in our product candidates;
●	negative or ambiguous results from our clinical trials or results that may not meet the level of statistical significance required by the FDA or comparable foreign regulatory authorities for approval;
●	we may be unable to demonstrate that a product candidate’s clinical and other benefits outweigh its safety risks;
●	the FDA or comparable foreign regulatory authorities may disagree with our interpretation of data from preclinical studies or clinical trials;
●	the data collected from clinical trials of our product candidates may not be acceptable or sufficient to support the submission of an NDA or other submission or to obtain regulatory approval in the United States or elsewhere, and we may be required to conduct additional clinical trials;
●	the FDA or comparable foreign authorities may disagree regarding the formulation, labeling and/or the specifications of our product candidates;
●	the FDA or comparable foreign regulatory authorities may fail to approve or find deficiencies with the manufacturing processes or facilities of third-party manufacturers with which we contract for clinical and commercial supplies; and
●	the approval policies or regulations of the FDA or comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval.

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

The FDA or any foreign regulatory bodies can delay, limit or deny approval of our product candidates or require us to conduct additional preclinical or clinical testing or abandon a program for many reasons, including:

●	the FDA or comparable foreign regulatory authorities may disagree with the design or implementation of our clinical trials;
●	the FDA or comparable foreign regulatory authorities may disagree with our safety interpretation of our drug;
●	the FDA or comparable foreign regulatory authorities may disagree with our efficacy interpretation of our drug;
●	the FDA or comparable foreign regulatory authorities may regard our CMC package as inadequate.

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

Efforts by biopharmaceutical and pharmaceutical companies in treating AD and PD have seen limited success in drug development, and there are no FDA-approved disease modifying therapeutic options available for patients with AD and PD. We cannot be certain that our approach will lead to the development of approvable or marketable products. The only drugs approved by the FDA to treat AD and PD to date address the diseases’ symptoms. No new treatments have been approved for AD since 2003. Since 2003, over 500 clinical studies have been completed and no compound has shown efficacy. AD drug candidates have the highest failure rate of 100%, compared to 50% to 80% for all other drug candidates. As a result, the FDA has a limited set of products to rely on in evaluating ANVS401. This could result in a longer than expected regulatory review process, increased expected development costs or the delay or prevention of commercialization of ANVS401 for the treatment of AD and PD.

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

The timely completion of clinical trials in accordance with their protocols depends, among other things, on our ability to enroll a sufficient number of patients who remain in the study until its conclusion. We may encounter delays in enrolling, or be unable to enroll, a sufficient number of patients to complete any of our clinical trials, and even once enrolled, we may be unable to retain a sufficient number of patients to complete any of our trials. Patient enrollment and retention in clinical trials depends on many factors, including:

●	the patient eligibility criteria defined in the protocol;
●	the size of the patient population required for analysis of the trial’s primary endpoints;
●	the nature of the trial protocol;
●	the existing body of safety and efficacy data with respect to the product candidate;
●	the proximity of patients to clinical sites;
●	our ability to recruit clinical trial investigators with the appropriate competencies and experience;
●	clinicians’ and patients’ perceptions as to the potential advantages of the product candidate being studied in relation to other available therapies, including any new drugs that may be approved for the indications we are investigating;
●	competing clinical trials being conducted by other companies or institutions;
●	our ability to maintain patient consents; and

●	the risk that patients enrolled in clinical trials will drop out of the trials before completion.

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

Additionally, if one or more of our product candidates receives marketing approval, and we or others later identify undesirable side effects caused by such products, a number of potentially significant negative consequences could result, including:

●	regulatory authorities may withdraw approvals of such product;

●	regulatory authorities may require additional warnings on the label, such as a “black box” warning or contraindication;
●	additional restrictions may be imposed on the marketing of the particular product or the manufacturing processes for the product or any component thereof;
●	we may be required to implement a REMS or create a medication guide outlining the risks of such side effects for distribution to patients;
●	we could be sued and held liable for harm caused to patients;
●	the product may become less competitive; and
●	our reputation may suffer.

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

Even if we obtain FDA approval for ANVS401 or any other product candidates in the United States, we may never obtain approval for or commercialize ANVS401 or any other product candidates in any other jurisdiction, which would limit our ability to realize their full market potential.

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

Even if we obtain regulatory approval for ANVS401 or any product candidates, we will still face extensive and ongoing regulatory requirements and obligations and any product candidates, if approved, may face future development and regulatory difficulties.

Any product candidate for which we obtain marketing approval, along with the manufacturing processes, post-approval clinical data, labeling, packaging, distribution, adverse event reporting, storage, recordkeeping, export, import, advertising and promotional activities for such product, among other things, will be subject to extensive and ongoing requirements of and review by the FDA and other regulatory authorities. These requirements include submissions of safety and other post-marketing information and reports, establishment registration and drug listing requirements, continued compliance with cGMP requirements relating to manufacturing, quality control, quality assurance and corresponding maintenance of records and documents, requirements regarding the distribution of samples to physicians and recordkeeping and GCP requirements for any clinical trials that we conduct post-approval.

Even if marketing approval of a product candidate is granted, the approval may be subject to limitations on the indicated uses for which the product candidate may be marketed or to the conditions of approval, including a requirement to implement a REMS. If any of our product candidates receive marketing approval, the accompanying label may limit the approved indicated use of the product candidate, which could limit sales of the product candidate. The FDA may also impose requirements for costly post-marketing studies or clinical trials and surveillance to monitor the safety or efficacy of a product. The FDA closely regulates the post-approval marketing and promotion of drugs to ensure drugs are marketed only for the approved indications and in accordance with the provisions of the approved labeling. The FDA imposes stringent restrictions on manufacturers’ communications regarding off-label use, and if we market our products for uses beyond their approved indications, we may be subject to enforcement action for off-label marketing. Violations of the FDCA relating to the promotion of prescription drugs may lead to FDA enforcement actions and investigations alleging violations of federal and state healthcare fraud and abuse laws, as well as state consumer protection laws.

In addition, later discovery of previously unknown adverse events or other problems with our products, manufacturers or manufacturing processes or failure to comply with regulatory requirements, may yield various results, including:

●	restrictions on manufacturing such products;
●	restrictions on the labeling or marketing of products;
●	restrictions on product distribution or use;
●	requirements to conduct post-marketing studies or clinical trials;
●	warning letters or untitled letters;
●	withdrawal of the products from the market;
●	refusal to approve pending applications or supplements to approved applications that we submit;

●	recall of products;
●	fines, restitution or disgorgement of profits or revenues;
●	suspension or withdrawal of marketing approvals;
●	refusal to permit the import or export of our products;
●	product seizure; or
●	injunctions or the imposition of civil or criminal penalties.

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

The use of ANVS401 or any other product candidates we may develop in clinical trials and the sale of any products for which we obtain marketing approval exposes us to the risk of product liability claims. Product liability claims might be brought against us by patients, healthcare providers, pharmaceutical companies or others selling or otherwise coming into contact with our products. On occasion, large judgments have been awarded in class action lawsuits based on drugs that had unanticipated adverse effects. If we cannot successfully defend against product liability claims, we could incur substantial liability and costs. In addition, regardless of merit or eventual outcome, product liability claims may result in:

●	impairment of our business reputation and significant negative media attention;
●	withdrawal of participants from our clinical trials;
●	significant costs to defend the litigation;
●	distraction of management’s attention from our primary business;
●	substantial monetary awards to patients or other claimants;
●	inability to commercialize ANVS401 or any other product candidate;
●	product recalls, withdrawals or labeling, marketing or promotional restrictions;
●	decreased market demand for any product; and
●	loss of revenue.

The product liability insurance coverage we acquire in the future may not be sufficient to reimburse us for any expenses or losses we may suffer. In connection with our Phase 2a clinical studies, we carry insurance for product liability claims in the United States. We intend to acquire insurance coverage to include larger clinical studies, different countries and sale of commercial products; however, we may be unable to obtain product liability insurance on commercially reasonable terms or in adequate amounts. A successful product liability claim, or series of claims, brought against us could cause our share price to decline and, if judgments exceed our insurance coverage, could adversely affect the results of our operations and business, including preventing or limiting the commercialization of any product candidates we develop.

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

Our competitors may, among other things:

●	have significantly greater name recognition, financial, manufacturing, marketing, drug development, technical, and human resources than we do, and future mergers and acquisitions in the biotechnology and pharmaceutical industries may result in even more resources being concentrated in our competitors;
●	develop and commercialize products that are safer, more effective, less expensive, more convenient, or easier to administer, or have fewer or less severe effects;
●	obtain quicker regulatory approval;
●	implement more effective approaches to sales and marketing; or
●	form more advantageous strategic alliances.

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

The successful commercialization of ANVS401 and any other product candidates we develop will depend in part on the extent to which governmental authorities and health insurers establish adequate coverage, reimbursement levels, and pricing policies. Failure to obtain or maintain coverage and adequate reimbursement for our product candidates, if approved, could limit our ability to market those products and decrease our ability to generate revenue.

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

If ANVS401 or any product candidate we develop receives marketing approval, it may nonetheless fail to gain sufficient market acceptance by physicians, patients, third-party payors and others in the medical community. If it does not achieve an adequate level of acceptance, we may not generate significant product revenues or become profitable. The degree of market acceptance of our product candidates, if approved, will depend on a number of factors, including but not limited to:

●	the efficacy and potential advantages compared to alternative treatments;
●	effectiveness of sales and marketing efforts;
●	the cost of treatment in relation to alternative treatments, including any similar generic treatments;
●	our ability to offer our products for sale at competitive prices;
●	the convenience and ease of administration compared to alternative treatments;

●	the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;
●	the strength of marketing and distribution support;
●	the availability of third-party coverage and adequate reimbursement;
●	the prevalence and severity of any side effects; and
●	any restrictions on the use of our product together with other medications.

Because we expect sales of our product candidates, if approved, to generate substantially all of our revenues for the foreseeable future, the failure of our product candidates to find market acceptance would harm our business and could require us to seek additional financing.

If we are unable to establish sales, marketing and distribution capabilities, we may not be successful in commercializing ANVS401, if approved.

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

If we are unable to establish adequate sales, marketing and distribution capabilities, we will not be successful in commercializing our product candidates and may never become profitable. We will be competing with many companies that currently have extensive and well-funded marketing and sales operations. Without an internal team or the support of a third party to perform marketing and sales functions, we may be unable to compete successfully against these more established companies.

A variety of risks associated with operating internationally could materially adversely affect our business.

We currently have no international operations, but our business strategy includes potentially expanding internationally if any of our product candidates receive regulatory approval. Doing business internationally involves a number of risks, including but not limited to:

●	multiple, conflicting and changing laws and regulations, such as privacy regulations, tax laws, export and import restrictions, employment laws, regulatory requirements and other governmental approvals, permits and licenses;
●	failure by us to obtain and maintain regulatory approvals for the use of our products in various countries;
●	additional potentially relevant third-party patent rights;
●	complexities and difficulties in obtaining protection and enforcing our intellectual property;
●	difficulties in staffing and managing foreign operations;
●	complexities associated with managing multiple payor reimbursement regimes, government payors or patient self-pay systems;
●	limits in our ability to penetrate international markets;
●	financial risks, such as longer payment cycles, difficulty collecting accounts receivable, the impact of local and regional financial crises on demand and payment for our products and exposure to foreign currency exchange rate fluctuations;
●	natural disasters, political and economic instability, including wars, terrorism and political unrest, outbreak of disease, boycotts, curtailment of trade and other business restrictions;
●	certain expenses including, among others, expenses for travel, translation and insurance; and
●	regulatory and compliance risks that relate to maintaining accurate information and control over sales and activities that may fall within the purview of the U.S. Foreign Corrupt Practices Act, its books and records provisions, or its anti-bribery provisions.

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

We currently rely on a third-party contract manufacturing organization (“CMO”), for the production of clinical supply of ANVS401 and intend to rely on CMOs for the production of commercial supply of ANVS401, if approved. Our dependence on CMOs may impair the development and commercialization of the drug, which would adversely impact our business and financial position.

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

We rely, and will continue to rely, on CROs, CRO-contracted vendors and clinical trial sites to ensure the proper and timely conduct of our clinical trials, including our two Phase 2a trials of ANVS401. Our reliance on CROs for clinical development activities limits our control over these activities, but we remain responsible for ensuring that each of our trials is conducted in accordance with the applicable protocol and legal, regulatory and scientific standards.

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

●	the number and type of our collaborations could adversely affect our attractiveness to future collaborators or acquirers; and
●	the loss of, or a disruption in our relationship with, any one or more collaborators could harm our business.

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

In the United States and other jurisdictions, there have been, and we expect there will continue to be, a number of legislative and regulatory changes and proposed changes to the healthcare system that could affect our future results of operations. In particular, there have been and continue to be a number of initiatives at the U.S. federal and state levels that seek to reduce healthcare costs and improve the quality of healthcare. For example, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (collectively the “ACA”) was enacted, which substantially changed the way healthcare is financed by both governmental and private insurers. Among the provisions of the ACA, those of greatest importance to the pharmaceutical and biotechnology industries include the following:

●	an annual, non-deductible fee payable by any entity that manufactures or imports certain branded prescription drugs and biologic agents (other than those designated as orphan drugs), which is apportioned among these entities according to their market share in certain government healthcare programs;
●	a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D;
●	new requirements to report certain financial arrangements with physicians and teaching hospitals, including reporting “transfers of value” made or distributed to prescribers and other healthcare providers and reporting investment interests held by physicians and their immediate family members;
●	an increase in the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program;
●	a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs and biologics that are inhaled, infused, instilled, implanted, or injected;
●	extension of a manufacturer’s Medicaid rebate liability to covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations;
●	expansion of eligibility criteria for Medicaid programs thereby potentially increasing a manufacturer’s Medicaid rebate liability;
●	a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research;
●	establishment of a Center for Medicare Innovation at the CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending;
●	expansion of the entities eligible for discounts under the Public Health Service program; and
●	a licensure framework for follow on biologic products.

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

Our business operations and current and future arrangements with investigators, healthcare professionals, consultants, third-party payors, patient organizations, and customers, may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations. These laws may constrain the business or financial arrangements and relationships through which we conduct our operations, including how we research, market, sell and distribute our product candidates, if approved. Such laws include:

●	the U.S. federal Anti-Kickback Statute, which prohibits, among other things, persons or entities from knowingly and willfully soliciting, offering, receiving, or providing any remuneration (including any kickback, bribe, or certain rebate), directly or indirectly, overtly or covertly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, lease, order, or recommendation of, any good, facility, item, or service, for which payment may be made, in whole or in part, under U.S. federal and state healthcare programs such as Medicare and Medicaid. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. The U.S. federal Anti-Kickback Statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand and prescribers, purchasers and formulary managers on the other hand;
●	the U.S. federal false claims and civil monetary penalties laws, including the civil False Claims Act (“FCA”) which, among other things, impose criminal and civil penalties, including through civil

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
●	HIPAA, which imposes criminal and civil liability for, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or obtain, by means of false or fraudulent pretenses, representations, or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of the payor (e.g., public or private) and knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement, in connection with the delivery of, or payment for, healthcare benefits, items or services. Similar to the U.S. federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;
●	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (“HITECH”) and their respective implementing regulations, which impose, among other things, specified requirements relating to the privacy, security and transmission of individually identifiable health information without appropriate authorization by covered entities subject to the rule, such as health plans, healthcare clearinghouses and healthcare providers as well as their business associates that perform certain services involving the use or disclosure of individually identifiable health information. HITECH also created new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions;
●	the FDCA, which prohibits, among other things, the adulteration or misbranding of drugs, biologics and medical devices;
●	the U.S. federal legislation commonly referred to as the Physician Payments Sunshine Act, enacted as part of the ACA, and its implementing regulations, which requires certain manufacturers of drugs, devices, biologics, and medical supplies that are reimbursable under Medicare, Medicaid, or the Children’s Health Insurance Program to report annually to the government information related to certain payments and other transfers of value to physicians and teaching hospitals, as well as ownership and investment interests held by the physicians described above and their immediate family members; and
●	analogous U.S. state laws and regulations, including: state anti-kickback and false claims laws, which may apply to our business practices, including but not limited to, research, distribution, sales, and marketing arrangements and claims involving healthcare items or services reimbursed by any third-party payor, including private insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the U.S. federal government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state laws and regulations that require drug manufacturers to file reports relating to pricing and marketing information, which requires tracking gifts and other remuneration and items of value provided to healthcare professionals and entities; and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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

Any clinical trial programs we conduct or research collaborations we enter into in the EEA may subject us to the General Data Protection Regulation.

If we conduct clinical trial programs or enter into research collaborations in the EEA, we may be subject to the General Data Protection regulation (“GDPR”). The GDPR applies extraterritorially and implements stringent operational requirements for processors and controllers of personal data, including, for example, high standards for obtaining consent from individuals to process their personal data, robust disclosures to individuals, a comprehensive individual data rights regime, data export restrictions governing transfers of data from the European Union (“EU”) to other jurisdictions, short timelines for data breach notifications, limitations on retention of information, increased requirements pertaining to health data, other special categories of personal data and coded data and additional obligations if we contract third-party processors in connection with the processing of personal data. The GDPR provides that EU member states may establish their own laws and regulations limiting the processing of personal data, including genetic, biometric or health data, which could limit our ability to use and share personal data or could cause our costs to increase. If our or our partners’ or service providers’ privacy or data security measures fail to comply with the GDPR requirements, we may be subject to litigation, regulatory investigations, enforcement notices requiring us to change the way we use personal data and/or fines of up to 20 million Euros or up to 4% of the total worldwide annual turnover of the preceding financial year, whichever is higher, as well as compensation claims by affected individuals, negative publicity, reputational harm and a potential loss of business and goodwill.

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

U.S. tax legislation enacted in 2017 has significantly changed the U.S. federal income taxation of U.S. corporations, including by reducing the U.S. corporate income tax rate, limiting interest deductions, and revising the rules governing NOLs. The legislation could be subject to potential amendments and technical corrections, as well as interpretations and implementing regulations by the U.S. Treasury and Internal Revenue Service, any of which could lessen or increase certain adverse impacts of the legislation. In addition, it is unclear how these U.S. federal income tax changes will affect state and local taxation, which often uses federal taxable income as a starting point for computing state and local tax liabilities.

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

We rely upon a combination of patents, trade secret protection and confidentiality agreements to protect the intellectual property related to our drug development programs and product candidates. Our success depends in large part on our ability to obtain, maintain and defend patent protection in the United States and other countries with respect to ANVS401 and any future product candidates. The patent prosecution process is expensive and time-consuming, and we may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. The world-wide exclusive license we have with Horizon comprises the patents co-owned by Horizon and the PHS. The patents have expiration dates between 2022 and 2026.

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

Annovis has filed four families of patent applications to prolong the patent life of ANVS401. Unless these applications are approved by the U.S. and international patent offices, the patent life of using ANVS401 is limited. The first patent application family we filed, which would be expected to expire in 2031, covers the use of ANVS401 at much lower doses and expands its use to the treatment of AD, PD and other neurodegenerative disorders such as Huntington’s disease, prion diseases, amyotrophic lateral sclerosis, tauopathies and frontotemporal dementia, based on our preclinical research. In August 2019, the U.S. Patent and Trademark Office (“USPTO”) granted the first of our Annovis patents from this family covering PD and Lewy body diseases and in March 2020, the European Patent Office (“EPO”) approved another patent in this family covering AD. The second patent application family covers ANVS405’s use in acute brain and nerve trauma and would be expected to expire in 2036, before any patent term adjustments or extensions. In December 2020, the EPO approved our first patent from this family for a method of treating acute nerve and brain injuries by administering ANVS405 after the injury. The third patent application family relates to the use of the mechanism of action of ANVS401 and ANVS405 to prevent and treat neurodegenerative diseases and would be expected to expire in 2038, before any patent term adjustments or extensions. In May 2020, we filed a patent application with the USPTO concerning a method of inhibiting, preventing, or treating neurological injuries due to viral, bacterial, fungal, protozoan, or parasitic infections in humans and in animals via administration of ANVS401 or related compounds which would be expected to expire in 2041, before any patent term adjustments or extensions.

While the issuance of our new patents gives us some comfort that the patent life relating to methods of using ANVS401 may be prolonged to 2031, the fact that only a portion of the family claims has so far been allowed could result in very limited patent coverage. It is possible that we will fail to identify further patentable aspects of our research and development output before it is too late to obtain patent protection. The patent applications that we own may fail to result in issued patents with claims that provide further coverage of ANVS401 or any other product candidate in the United States or in other foreign countries.

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

Our commercial success depends, in part, upon our ability to develop, manufacture, market and sell our product candidates without alleged or actual infringement, misappropriation or other violation of the patents and proprietary rights of third parties. Litigation relating to infringement or misappropriation of patent and other intellectual property rights in the pharmaceutical and biotechnology industries is common, including patent infringement lawsuits, interferences, oppositions and reexamination proceedings before the USPTO and corresponding foreign patent offices. The various markets in which we plan to operate are subject to frequent and extensive litigation regarding patents and other intellectual property rights. In addition, many companies in intellectual property-dependent industries, including the biotechnology and pharmaceutical industries, have employed intellectual property litigation as a means to gain an advantage over their competitors. Numerous U.S., EU and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields in which we are developing product candidates. Some claimants may have substantially greater resources than we do and may be able to sustain the costs of complex intellectual property litigation to a greater degree and for longer periods of time than we could. In addition, patent holding companies that focus solely on extracting royalties and settlements by enforcing patent rights may target us. As the biotechnology and pharmaceutical industries expand and more patents are issued, the risk increases that our product candidates may be subject to claims of infringement of the intellectual property rights of third parties.

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

As is the case with other biopharmaceutical and pharmaceutical companies, our success is heavily dependent on intellectual property, particularly patents. Obtaining and enforcing patents in the biopharmaceutical and pharmaceutical industries involve both technological complexity and legal complexity. Therefore, obtaining and enforcing biopharmaceutical and pharmaceutical patents is costly, time-consuming and inherently uncertain. In addition, the America Invents Act (“AIA”) which was passed in September 2011, resulted in significant changes to the U.S. patent system.

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

Further, under certain circumstances, patent terms covering our products or product candidates may be extended for time spent during the pendency of the patent application in the USPTO, referred to as Patent Term Adjustment (“PTA”). The laws and regulations underlying how the USPTO calculates the PTA is subject to change and any such PTA granted by the USPTO could be challenged by a third-party. If we do not prevail under such a challenge, the PTA may be reduced or eliminated, resulting in a shorter patent term, which may negatively impact our ability to exclude competitors. Because PTA added to the term of patents covering pharmaceutical products has particular value, our business may be adversely affected if the PTA is successfully challenged by a third party and our ability to exclude competitors is reduced or eliminated.

Intellectual property rights do not address all potential threats to our competitive advantage.

The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations, and may not adequately protect our business, or permit us to maintain our competitive advantage. The following examples are illustrative:

●	others may be able to make products that are similar to ANVS401 or our future product candidates but that are not covered by the claims of the patents that we own or license from others;
●	others may independently develop similar or alternative technologies or otherwise circumvent any of our technologies without infringing our intellectual property rights;
●	we or any of our collaborators might not have been the first to conceive and reduce to practice the inventions covered by the patents or patent applications that we own, license or will own or license;
●	we or any of our collaborators might not have been the first to file patent applications covering certain of the patents or patent applications that we or they own or have obtained a license, or will own or will have obtained a license;
●	it is possible that our pending patent applications will not lead to issued patents;
●	issued patents that we own may not provide us with any competitive advantage, or may be held invalid or unenforceable, as a result of legal challenges by our competitors;
●	our competitors might conduct research and development activities in countries where we do not have patent rights, or in countries where research and development safe harbor laws exist, and then use the information learned from such activities to develop competitive products for sale in our major commercial markets;
●	ownership of our patents or patent applications may be challenged by third parties; and
●	the patents of third parties or pending or future applications of third parties, if issued, may have an adverse effect on our business.

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

The market price of our common stock is highly volatile and may be subject to wide fluctuations in response to a variety of factors, including the following:

●	any delay in the completion of our Phase 2a trials of ANVS401;
●	if we are required to conduct more than one Phase 3 trial in any one indication;
●	any delay in submitting an NDA and any adverse development or perceived adverse development with respect to the FDA’s review of that NDA;
●	failure to successfully develop and commercialize ANVS401 or any future product candidates;
●	inability to obtain additional funding;
●	regulatory or legal developments in the United States and other countries applicable to ANVS401 or any other product candidates;
●	adverse regulatory decisions;
●	changes in the structure of healthcare payment systems;
●	inability to obtain adequate product supply for ANVS401 or any other product candidates, or the inability to do so at acceptable prices;
●	introduction of new products, services or technologies by our competitors;
●	failure to meet or exceed financial projections we provide to the public;
●	failure to meet or exceed the estimates and projections of the investment community;
●	changes in the market valuations of companies similar to ours;
●	market conditions in the pharmaceutical and biotechnology sectors, and the issuance of new or changed securities analysts’ reports or recommendations;
●	announcements of significant acquisitions, strategic collaborations, joint ventures or capital commitments by us or our competitors;
●	significant lawsuits, including patent or shareholder litigation, and disputes or other developments relating to our proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;
●	additions or departures of key scientific or management personnel;
●	sales of our common stock by us or our shareholders in the future;
●	trading volume of our common stock;

●	general economic, industry and market conditions, including but not limited to the impact of the COVID-19 pandemic; and
●	the other factors described in this “Risk Factors” section.

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

Our directors, executive officers, and shareholders affiliated with our directors and executive officers beneficially own approximately 37.0% of the voting power of our outstanding common stock. Therefore, they have the ability to substantially influence us through their ownership position. For example, these holders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. The interests of these holders may not always coincide with our corporate interests or the interests of other shareholders, and they may act in a manner with which you may not agree or that may not be in the best interests of our other shareholders. So long as they continue to own a significant amount of our equity, these holders will be able to strongly influence or effectively control our decisions.

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

As a public company, and particularly after we no longer qualify as an emerging growth company, we will incur significant legal, accounting and other expenses that we did not incur previously. The Sarbanes-Oxley Act of 2002 (“SOX”), the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of NYSE American, and other applicable securities rules and regulations impose various requirements on U.S. reporting public companies, including the establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, we expect that these rules and regulations may make it more expensive for us to obtain director and officer liability insurance, which in turn could make it more difficult for us to attract and retain qualified senior management personnel or members for our board of directors. In addition, these rules and regulations are often subject to varying interpretations, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. Pursuant to Section 404 of SOX, we are required to furnish a report by our senior management on our internal control over financial reporting. While we remain an emerging growth company, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm.

To comply with Section 404, we are required to engage in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that we will not be able to conclude, within the prescribed timeframe or at all, that our internal control over financial reporting is effective as required by Section 404. If we identify one or more material weaknesses, it could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

We are an “emerging growth company,” and the reduced reporting requirements applicable to emerging growth companies may make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act (“JOBS Act”). For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including exemption from compliance with the auditor attestation requirements of Section 404, reduced disclosure obligations regarding executive compensation and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the closing of our initial public offering (“IPO”) on January 31, 2020, (b) in which we have total annual gross revenue of at least $1.07 billion or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock held by non-affiliates exceeds $700 million as of the end of our prior second fiscal quarter, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

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

Provisions in our restated certificate of incorporation and our amended and restated bylaws that became effective upon the closing of our IPO may discourage, delay or prevent a merger, acquisition or other change in control of our company that stockholders may consider favorable, including transactions in which our stockholders might otherwise receive a premium for their shares. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock, thereby depressing the market price of our common stock. In addition, because our board of directors is responsible for appointing the members of our management team, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors. Among other things, these provisions include those establishing:

●	Advance notice bylaw provisions for proposals from stockholders for presentation at annual meetings; and
●	Forum selection bylaw provisions.

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

Holders of Record

As of March 1, 2021, there were approximately 34 holders of record of shares of our common stock. This number does not reflect the beneficial holders of our common stock who hold shares in street name through brokerage accounts or other nominees.

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

Issuer Purchases of Equity Securities

None.

Recent Sales of Unregistered Securities

We did not issue any equity securities during the year ended December 31, 2020 that were not registered under the Securities Act and that have not otherwise been described in a Quarterly Report on Form 10-Q or a Periodic Report on Form 8-K.

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

AD is a substantial market affecting over 30 million people worldwide and is expected to grow to over 100 million by 2050. While the market for neurodegeneration is over $100 billion, to date there are no disease modifying drugs for any neurodegenerative condition. Enormous efforts have gone into developing better drugs to treat neurodegeneration and the outcomes have been sobering. The results of clinical trials in AD, the two AD orphan indications AD-DS and early onset familial AD or in PD have not supported the development of successful disease modifying therapies.

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

We are presently conducting two Phase 2a clinical trials. In collaboration with the Alzheimer’s Disease Cooperative Study (“ADCS”) we are conducting a trial in 24 early AD patients (the “ADCS Trial”). We are also conducting a Phase 2a clinical trial in 14 AD and 54 PD patients (the “AD/PD Trial”) which began treating patients in August 2020. Both clinical trials are double-blind, placebo controlled studies. Under an agreement with UC San Diego, where ADCS is located, we have contracted to provide study supplies at our cost but the remaining costs of the ADCS Trial are paid for by the National Institutes of Health (“NIH”). We have designed the two Phase 2a studies by applying our understanding of the underlying disease states in neurodegeneration and by measuring not just target, but also pathway validation in the spinal fluid of these patients. This means that we are proposing to measure as many factors as possible associated with the toxic cascade precipitated by impaired axonal transport. If we are able to show both target and pathway validation in two patient populations, we believe that our opportunity for successful Phase 3 studies is better than if we merely demonstrated target validation in one patient population.

We have never been profitable and have incurred net losses since inception. Our net losses were $5,462,047 and $990,980 for the years ended December 31, 2020 and 2019, respectively, and our accumulated deficit at December 31, 2020 was $14,239,075. We expect to incur losses for the foreseeable future, and we expect these losses to increase as we continue our development of, and seek regulatory approvals for, our product candidates. Because of the numerous risks and uncertainties associated with product development, we are unable to predict the timing or amount of increased expenses or when, or if, we will be able to achieve or maintain profitability.

Financial Operations Overview

The following discussion sets forth certain components of our statements of operations as well as factors that impact those items.

Research and Development Expenses

Our research and development expenses consist of expenses incurred in development and clinical studies relating to our product candidates, including:

●	expenses associated with clinical development;
●	personnel-related expenses, such as salaries, benefits, travel and other related expenses, including stock-based compensation;
●	payments to third-party contract research organizations (“CROs”), contractor laboratories and independent contractors; and
●	depreciation, maintenance and other facility-related expenses.

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

Our research and development expenses in 2020 primarily related to the AD/PD Trial which began treating patients in August 2020 and two long-term animal toxicology studies which began in November 2019—a six-month study in rats and a nine-month study in dogs. We expect that our research and development expenses in 2021 and for the next several years will be higher than in 2020 as a result of the continuation of our AD/PD Trial and costs associated with the initiation of our planned Phase 3 trial in AD-DS. These expenditures are subject to numerous uncertainties regarding timing and cost to completion. Completion of our clinical development and clinical trials may take several years or more and the length of time generally varies according to the type, complexity, novelty and intended use of our product candidates. The cost of clinical trials may vary significantly over the life of a project as a result of differences arising during clinical development, including, among others:

●	the number of sites included in the clinical trials;
●	the length of time required to enroll suitable patients;
●	the size of patient populations participating in the clinical trials;
●	the duration of patient follow-ups;
●	the development stage of the product candidates; and
●	the efficacy and safety profile of the product candidates.

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

We expect that our general and administrative expenses in 2021 and for the next several years will be higher than in 2020 as we increase our employee count. Following our IPO in January 2020, we also anticipate increased expenses relating to our operation as a public company, including increased costs for the hiring of additional personnel, and for payment to outside consultants, including lawyers and accountants, to comply with additional regulations, corporate governance, internal control and similar requirements applicable to public companies, as well as increased costs for insurance.

Interest Income (Expense), net

Interest income (expense) consists primarily of interest earned on our cash and cash equivalents and interest expense on our convertible promissory notes, including amortization of deferred financing fees and debt discount.

Grant Income

Grants received are recognized as grant income in the statements of operations as and when they are earned for the specific research and development projects for which these grants are designated. In September 2019, as modified in September 2020, we received a Notice of Award for a $1.9 million grant from the National Institute on Aging of the NIH to cover the costs of long-term toxicology studies on ANVS401 in rats and dogs. The costs of the studies and the grant income were substantially completed as of December 31, 2020.

Income Taxes

As of December 31, 2020, the Company had U.S. federal net operating loss (“NOL”) carryforwards of $7,821,413, which may be available to offset future income tax liabilities. Federal NOL carryforwards generated in 2017 and prior of $2,764,240 will expire beginning 2032. The remaining federal NOL carryforwards generated in 2018 through 2020, do not expire, and following the enactment of the Coronavirus Aid, Relief, and Economic Security Act in March 2020, are permitted to offset 100% of taxable income in future years.

NOL and tax credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service (the “IRS”) and may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant shareholders over a three-year period in excess of 50% as defined under Sections 382 and 383 in the Internal Revenue Code. This could substantially limit the amount of tax attributes that can be utilized annually to offset future taxable income or tax liabilities. The amount of the annual limitation is determined based on our value immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years.

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

Prior to our IPO, in the absence of a public trading market for our common stock, on each grant date, we developed an estimate of the fair value of our common stock underlying the option grants. We determined the fair value of our common stock using methodologies, approaches and assumptions consistent with the AICPA Practice Guide, Valuation of Privately Held Company Equity Securities Issued as Compensation, and based in part on input from an independent third-party valuation firm. Following the closing of our IPO on January 31, 2020, we no longer have to estimate the fair value of the common stock, rather we determine the value based on quoted market prices.

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

Results of Operations

Operating expenses and other income (expense) were comprised of the following:

	Year Ended
	December 31,
	2020	2019

	(in thousands)
Operating expenses:
Research and development	$3,054.0	$776.3
General and administrative	3,586.2	829.4
Other income (expense):
Change in fair value of derivative liability	(26.5)	(79.5)
Interest income (expense), net	47.2	(40.9)
Grant income	1,157.4	735.1

Years Ended December 31, 2020 and 2019

Research and Development Expenses

Research and development expenses increased by $2,277.7 thousand for the year ended December 31, 2020 compared to the year ended December 31, 2019. The increase was primarily the result of an increase of $1,878.7 thousand in costs related to our AD/PD Trial which began treating patients in August 2020, an increase of $61.7 thousand in costs associated with our long-term toxicology studies in rats and dogs which began in November of 2019, an increase in share-based compensation expense of $138.7 thousand and an increase of $130.1 thousand in personnel expenses.

General and Administrative Expenses

General and administrative expenses increased by $2,756.8 thousand for the year ended December 31, 2020 compared to the year ended December 31, 2019. The increase was primarily the result of increases of $1,717.7 thousand in share-based compensation expense, $650.9 thousand in other personnel expenses, $307.5 thousand in insurance expense and $134.1 thousand in stock listing fees and other financial filing and printing fees.

Change in Fair Value of Derivative Liability

The derivative liability represents an embedded derivative in our convertible promissory notes which were issued in March 2019. At each balance sheet date, we estimated the fair value of the derivative liability and recognized any change in our statements of operations. The fair value of the derivative liability was adjusted to $132.5 thousand immediately prior to the closing of our IPO on January 31, 2020. Effective upon the closing of the IPO, the derivative liability was eliminated, and the amount was reclassified to additional paid-in capital on the balance sheet.

Interest Income (Expense), Net

Interest income (expense), net increased $88.1 thousand for the year ended December 31, 2020 compared to the year ended December 31, 2019. The increase was primarily the result of interest income generated on cash and cash equivalents from the proceeds of our IPO which closed on January 31, 2020 and the conversion of our convertible promissory notes to common stock in conjunction with the IPO.

Grant Income

Grant income increased $422.3 thousand for the year ended December 31, 2020 compared to the year ended December 31, 2019. The increase was the result of income recognized related to a grant from the NIH to reimburse the costs of our long-term toxicology studies in rats and dogs, which studies began in November 2019 and were substantially completed as of December 31, 2020.

Liquidity and Capital Resources

Since our inception in 2008, we have devoted most of our cash resources to research and development and general and administrative activities. We have financed our operations primarily with the proceeds from the sale of common stock, convertible preferred stock and convertible promissory notes. To date, we have not generated any revenues from the sale of products, and we do not anticipate generating any revenues from the sales of products for the foreseeable future. We have incurred losses and generated negative cash flows from operations since inception. As of December 31, 2020, our principal source of liquidity was our cash, which totaled $8,074.7 thousand.

Equity Financings

We closed our IPO on January 31, 2020, raising gross proceeds of $13,800.0 thousand and net proceeds of $12,034.4 thousand, after deducting underwriting discounts and commissions and offering expenses.

Debt Financings

At December 31, 2020 and 2019, we had outstanding $0.0 and $530.0 thousand principal amount of convertible promissory notes, which were issued in March 2019. Upon the closing of our IPO on January 31, 2020, the outstanding convertible promissory notes plus accrued interest converted into 118,470 shares of our common stock at a 20% discount to the public offering price.

Future Capital Requirements

We expect that current cash and cash equivalents will be sufficient to fund our operations and capital requirements for at least the next 12 months. We believe that these available funds will be sufficient to complete our Phase 2a clinical trial for ANVS401 and commence the planning of our Phase 3 study in AD-DS for this product candidate. However, it is difficult to predict our spending for our product candidates prior to obtaining FDA approval. Moreover, changing circumstances may cause us to expend cash significantly faster than we currently anticipate, and we may need to spend more cash than currently expected because of circumstances beyond our control.

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

Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities.

	Year Ended
	December 31,
	2020	2019

	(in thousands)
Statement of Cash Flows Data:
Total net cash provided by (used in):
Operating activities	$(3,970.8)	$(476.5)
Financing activities	12,043.6	443.1
Increase (decrease) in cash and cash equivalents	$8,072.8	$(33.4)

Years ended December 31, 2020 and 2019

Operating Activities

For the year ended December 31, 2020, cash used in operations was $3,970.8 thousand compared to $476.5 thousand for the year ended December 31, 2019. The increase in cash used in operations was primarily the result of the costs associated with our AD/PD Trial, higher personnel expenses and insurance expense, and the payment of accounts payable, accrued license fees and other accrued expenses as of the end of the prior year.

We expect cash used in operating activities to increase in 2021 as compared to 2020 due to an expected increase in our operating losses associated with ongoing development of our product candidates, including our AD/PD Trial.

Financing Activities

Cash provided by financing activities was $12,043.6 thousand during the year ended December 31, 2020, attributable to net proceeds from our IPO of $12,034.4 thousand, after deducting underwriting discounts and commissions and offering expenses, and $9.2 thousand proceeds from the exercise of stock options.

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

Recent Accounting Pronouncements

In March 2018, the FASB issued ASU 2018-5—Income Taxes (Topic 740): Amendments to SEC Paragraphs pursuant to SEC Staff Accounting Bulletin No. 118. This ASU provided guidance related to Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 118 (“SAB 118”), which addresses the accounting implications of the Tax Cuts and Jobs Act of 2107 (the “Tax Act”). SAB 118 allows a company to record provisional amounts during a measurement period not to extend beyond one year of the enactment date and was effective upon issuance. The Tax Act did not have a significant impact on our financial statements.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820)—Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement. The new guidance improves and clarifies the fair value measurement disclosure requirement of ASC 820. The new disclosure requirements include the changes in unrealized gains or losses included in other comprehensive income for recurring Level 3 fair value measurement held at the end of reporting period and the explicit requirement to disclose the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. The other provisions of ASU 2018-13 also include eliminated and modified disclosure requirements. The guidance is effective for fiscal years beginning after December 15, 2019 with early adoption permitted. The adoption of ASU 2018-13 in the first quarter of 2020 did not have a significant impact on our financial statements.

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

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management utilized the criteria established in the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) to conduct an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2020. Based on the assessment, management has concluded that, as of December 31, 2020, our internal control over financial reporting was effective.

As an emerging growth company, management’s assessment of internal control over financial reporting was not subject to attestation by our independent registered public accounting firm.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors and Executive Officers and Corporate Governance.

We incorporate the information required by this Item 10 by reference to the definitive proxy statement for our 2021 annual meeting of shareholders, to be filed with the SEC.

Item 11. Executive Compensation.

We incorporate the information required by this Item 11 by reference to the definitive proxy statement for our 2021 annual meeting of shareholders, to be filed with the SEC.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

We incorporate the information required by this Item 12 by reference to the definitive proxy statement for our 2021 annual meeting of shareholders, to be filed with the SEC.

Item 13. Certain Relationships and Related Transactions and Director Independence.

We incorporate the information required by this Item 13 by reference to the definitive proxy statement for our 2021 annual meeting of shareholders, to be filed with the SEC.

Item 14. Principal Accountants Fees and Services.

We incorporate the information required by this Item 14 by reference to the definitive proxy statement for our 2021 annual meeting of shareholders, to be filed with the SEC.

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

4.3	Description of Registrant’s Securities. (Incorporated by reference to Exhibit 4.3 to Form 10-K filed March 25, 2020.)

10.1+	Second Amended and Restated Employment Agreement dated as of March 24, 2020 between the Registrant and Maria Maccecchini. (Incorporated by reference to Exhibit 10.1 to Form 10-K filed March 25, 2020.)

10.2+	Annovis Bio, Inc. 2018 Equity Incentive Plan. (Incorporated by reference to Exhibit 10.2 to Form S-1 filed July 3, 2019.)

10.3	License Agreement dated as of November 10, 2008 between TorreyPines Therapeutics, Inc. and the Registrant. (Incorporated by reference to Exhibit 10.3 to Form S-1 filed July 3, 2019.)

10.4	License Agreement Amendment dated November 29, 2011 between Raptor Therapeutics, Inc. and the Registrant. (Incorporated by reference to Exhibit 10.4 to Form S-1 filed July 3, 2019.)

10.5

Registration Rights Agreement dated as of December 19, 2014 among the Registrant and the signatories thereto. (Incorporated by reference to Exhibit 10.5 to Amendment No. 1 to Form S-1 filed August 8, 2019.)

10.6	License Agreement Amendment No. 2 effective as of May 2, 2012 between Raptor Therapeutics and the Registrant. (Incorporated by reference to Exhibit 10.6 to Form S-1 filed July 3, 2019.)

Exhibit Number	Description of Exhibit

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

None.

ANNOVIS BIO, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders of Annovis Bio, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Annovis Bio, Inc. (the “Company”), as of December 31, 2020 and 2019, and the related statements of operations, statements of redeemable convertible preferred stock and stockholders’ equity (deficit) and cash flows for each of the two years in the period ended December 31, 2020 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

East Brunswick, New Jersey

March 3, 2021

ANNOVIS BIO, INC.

Balance Sheets

	As of December 31,
	2020	2019

Assets
Current assets:
Cash and cash equivalents	$8,074,658	$1,858
Grant receivable	—	735,075
Prepaid expenses and other current assets	44,676	10,579
Total current assets	8,119,334	747,512
Long-term assets:
Deferred offering costs	—	369,595
Total long-term assets	—	369,595
Total assets	$8,119,334	$1,117,107
Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$341,856	$1,233,877
Accrued expenses	236,524	776,871
Total current liabilities	578,380	2,010,748
Long-term liabilities:
Derivative liability	—	106,000
Convertible promissory notes, net of unamortized deferred financing fees of $7,431 and debt discount of $22,762 at December 31, 2019	—	499,807
Total long-term liabilities	—	605,807
Total liabilities	578,380	2,616,555
Commitments and contingencies (Note 8)
Redeemable convertible preferred stock—$0.0001 par value:
Series A - 0 and 5,133,159 shares authorized, issued and outstanding at December 31, 2020 and 2019, respectively	—	6,509,303
Series A-1 - 0 and 1,111,111 shares authorized at December 31, 2020 and 2019, respectively, and 0 and 630,722 shares issued and outstanding at December 31, 2020 and 2019, respectively	—	567,649
Stockholders’ equity (deficit):
Preferred stock - $0.0001 par value, 2,000,000 and 0 shares authorized at December 31, 2020 and 2019, respectively	—	—
Common stock - $0.0001 par value, 35,000,000 and 10,150,000 shares authorized at December 31, 2020 and 2019, respectively, and 6,891,608 and 282,614 shares issued and outstanding at December 31, 2020 and 2019, respectively	689	28
Additional paid-in capital	21,779,340	200,600
Accumulated deficit	(14,239,075)	(8,777,028)
Total stockholders’ equity (deficit)	7,540,954	(8,576,400)
Total liabilities and stockholders’ equity (deficit)	$8,119,334	$1,117,107

See accompanying notes to financial statements.

ANNOVIS BIO, INC.

Statements of Operations

	Year Ended December 31,

	2020	2019
Operating expenses:
Research and development	$3,054,025	$776,256
General and administrative	3,586,196	829,366
Total operating expenses	6,640,221	1,605,622

Operating loss	(6,640,221)	(1,605,622)
Other income (expense):
Change in fair value of derivative liability	(26,500)	(79,500)
Interest income (expense), net	47,225	(40,933)
Grant income	1,157,449	735,075
Total other income (expense)	1,178,174	614,642

Loss before income taxes	(5,462,047)	(990,980)
Income tax expense (benefit)	—	—
Net loss	$(5,462,047)	$(990,980)
Basic and diluted loss per common share	$(0.87)	$(3.51)
Weighted average number of common shares outstanding, basic and diluted	6,308,961	282,614

See accompanying notes to financial statements.

ANNOVIS BIO, INC.

Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

	Redeemable Convertible Preferred Stock				Stockholders’ Equity (Deficit)
									Total
							Additional		Stockholders’
	Series A		Series A-1		Common Stock		Paid-In	Accumulated	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance, December 31, 2018	5,133,159	$6,509,303	630,722	$567,649	282,614	$28	$192,117	$(7,786,048)	$(7,593,903)
Share-based compensation expense	—	—	—	—	—	—	8,483	—	8,483
Net loss	—	—	—	—	—	—	—	(990,980)	(990,980)
Balance, December 31, 2019	5,133,159	6,509,303	630,722	567,649	282,614	28	200,600	(8,777,028)	(8,576,400)
Conversion of redeemable convertible preferred stock to common stock upon completion of initial public offering	(5,133,159)	(6,509,303)	(630,722)	(567,649)	4,117,089	412	7,076,540	—	7,076,952
Conversion of convertible promissory notes, including embedded derivative, to common stock upon completion of initial public offering	—	—	—	—	118,470	12	672,512	—	672,524
Issuance of common stock in initial public offering, net of offering costs	—	—	—	—	2,300,000	230	11,955,565	—	11,955,795
Exercise of stock options	—	—	—	—	48,435	5	9,212	—	9,217
Issuance of common stock to consultants and advisors	—	—	—	—	25,000	2	122,748	—	122,750
Share-based compensation expense	—	—	—	—	—	—	1,742,163	—	1,742,163
Net loss	—	—	—	—	—	—	—	(5,462,047)	(5,462,047)
Balance, December 31, 2020	—	$—	—	$—	6,891,608	$689	$21,779,340	$(14,239,075)	$7,540,954

See accompanying notes to financial statements.

ANNOVIS BIO, INC.

Statements of Cash Flows

	Year Ended December 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(5,462,047)	$(990,980)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of deferred financing fees	129	1,191
Amortization of debt discount	396	3,738
Share-based compensation expense, including stock issued to consultants and advisors	1,864,913	8,483
Change in fair value of derivative liability	26,500	79,500
Changes in assets and liabilities:
Grant receivable	735,075	(735,075)
Prepaid expenses and other current assets	(34,097)	5,101
Accounts payable	(695,660)	969,091
Accrued expenses	(406,032)	182,409
Net cash used in operating activities	(3,970,823)	(476,542)
Cash flows from financing activities:
Proceeds from initial public offering of common stock, net of offering costs	12,034,406	—
Proceeds from issuance of convertible promissory notes	—	530,000
Proceeds from exercise of stock options	9,217	—
Payment of deferred offering costs	—	(78,611)
Payment of deferred financing fees	—	(8,301)
Net cash provided by financing activities	12,043,623	443,088
Net increase (decrease) in cash	8,072,800	(33,454)
Cash and cash equivalents, beginning of year	1,858	35,312
Cash and cash equivalents, end of year	$8,074,658	$1,858
Supplemental disclosure of cash flow information
Deferred offering costs in accounts payable and accrued expenses	$—	$290,984
Deferred financing fees in accounts payable and accrued expenses	$—	$321
Conversion of redeemable convertible preferred stock to common stock	$7,076,952	$—
Conversion of convertible promissory notes, including embedded derivative, to common stock	$672,524	$—

See accompanying notes to financial statements.

Annovis Bio, Inc.

Notes to Financial Statements

December 31, 2020 and 2019

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

The Company incurred net losses of $5,462,047 and $990,980 for the years ended December 31, 2020 and 2019, respectively, and had an accumulated deficit of $14,239,075 as of December 31, 2020. The Company anticipates incurring additional losses until such time, if ever, that it can generate significant revenue from its product candidates currently in development. The Company’s primary source of capital has been the issuance of equity securities.

On January 28, 2020, the Company announced the pricing of its initial public offering (the “IPO”) of 2,000,000 shares of its common stock at an initial offering price of $6.00 per share. In addition, the Company granted the underwriters a 45-day option to purchase up to an additional 300,000 shares of common stock at the public offering price. The Company’s common stock commenced trading on the NYSE American on January 29, 2020 under the ticker symbol “ANVS”. The IPO closed on January 31, 2020, at which time the underwriters exercised their option to purchase 300,000 additional shares of the Company’s common stock, bringing the total number of shares of common stock sold by the Company to 2,300,000 shares. The gross proceeds from the IPO were approximately $13.8 million. The net proceeds of the IPO were approximately $12.0 million after deducting underwriting discounts, commissions and offering expenses payable by the Company. In conjunction with the IPO, the Company granted the underwriters 100,000 warrants to purchase shares of Company common stock at an exercise price of $7.50 per share, which is 125% of initial public offering price. Upon the closing of the IPO, outstanding redeemable convertible preferred stock and convertible promissory notes converted into shares of Company common stock totaling 4,117,089 and 118,470, respectively.

As of the date these financial statements are issued, management believes that the current cash and cash equivalents are sufficient to fund operations and capital requirements for at least the next 12 months. The Company will need to raise additional capital to complete clinical development of and to commercially develop its product candidates. There is no assurance that such financing will be available when needed or on acceptable terms.

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

(d) Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. At times, the Company’s cash balances may exceed the current insured amounts under the Federal Deposit Insurance Corporation (“FDIC”). Total cash was $8,074,658 and $1,858 as of December 31, 2020 and 2019, respectively.

(e) Deferred Offering Costs

Included in long-term assets as of December 31, 2019, were deferred offering costs of $369,595 incurred in connection with the Company’s IPO which primarily consisted of direct incremental legal, printing, listing and accounting fees. Offering costs of $601,635 were offset against proceeds received in the IPO and charged to additional paid-in capital in the year ended December 31, 2020. Of these offering costs, $78,611 was paid during the year ended December 31, 2019.

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

Determining the appropriate fair value of share-based awards requires the use of subjective assumptions, including, in the case of stock options, the expected life of the option and expected share price volatility. The expected life of options was estimated using the simplified method, as the Company has limited historical information to develop reasonable expectations about future exercise patterns and post-vesting employment.

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

(j) Income Taxes

The Company provides for income taxes using the asset and liability approach. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. As of December 31, 2020 and 2019, the Company had a full valuation allowance against its deferred tax assets.

The Company is subject to the provisions of ASC 740, Income Taxes, which prescribes a more likely-than-not threshold for the financial statement recognition of uncertain tax positions. ASC 740 clarifies the accounting for income taxes by prescribing a minimum recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. There are currently no open federal or state tax audits. The Company has not recorded any liability for uncertain tax positions at December 31, 2020 or December 31, 2019.

(k) Recent Accounting Pronouncements

In March 2018, the FASB issued ASU 2018-5—Income Taxes (Topic 740): Amendments to SEC Paragraphs pursuant to SEC Staff Accounting Bulletin No. 118. This ASU provided guidance related to Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 118 (“SAB 118”), which addresses the accounting implications of the Tax Cuts and Jobs Act of 2107 (the “Tax Act”). SAB 118 allows a company to record provisional amounts during a measurement period not to extend beyond one year of the enactment date and was effective upon issuance. The Tax Act did not have a significant impact on the Company’s financial statements.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820)—Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement. The new guidance improves and clarifies the fair value measurement disclosure requirement of ASC 820. The new disclosure requirements include the changes in unrealized gains or losses included in other comprehensive income for recurring Level 3 fair value measurement held at the end of reporting period and the explicit requirement to disclose the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. The other provisions of ASU 2018-13 also include eliminated and modified disclosure requirements. The guidance is effective for fiscal years beginning after December 15, 2019 with early adoption permitted. The adoption of ASU 2018-13 in the year ended December 31, 2020 did not have a significant impact on the Company’s financial statements.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The amendments in ASU 2019-12 simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740 and clarifying and amending existing guidance. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. The Company does not believe the adoption of this standard will have a significant impact on its financial statements.

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

The following table provides the carrying value and fair value of certain financial assets and liabilities of the Company measured at fair value on a recurring basis as of December 31, 2020 and December 31, 2019:

		Fair Value Measurement at
		December 31, 2020
	Carrying Value	Level 1	Level 2	Level 3
Cash and cash equivalents	$8,074,658	$8,074,658	$—	$—

		Fair Value Measurement at
		December 31, 2019
	Carrying Value	Level 1	Level 2	Level 3
Cash and cash equivalents	$1,858	$1,858	$—	$—
Derivative liability	$106,000	$—	$—	$106,000

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

(4) Grant Receivable

In September 2019, as modified in September 2020, the Company received a Notice of Award for a $1.9 million grant from the National Institute on Aging of the National Institutes of Health (the “NIH”) to cover costs of long-term chronic toxicology studies of ANVS401 in rats and dogs. The Company began the long-term chronic toxicology studies in November 2019. The Company recognized grant income of $1,157,449 and $735,075 for the years ended December 31, 2020 and 2019, respectively, in connection with the NIH grant. The Company received payments under the grant of $1,892,524 and $0 during the years ended December 31, 2020 and 2019, respectively and recorded a grant receivable of $0 and $735,075 as of December 31, 2020 and 2019, respectively, to reflect unreimbursed, eligible costs incurred under the grant. As of December 31, 2020, remaining funds available under the grant were $36,754.

(5) Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	As of December 31,
	2020	2019
Prepaid insurance	$26,542	$—
Prepaid expenses	11,690	4,135
Security deposit	6,444	6,444
	$44,676	$10,579

(6) Accrued Expenses

Accrued expenses consisted of the following:

	As of December 31,
	2020	2019
Payroll and related benefits	$16,493	$131,530
Accrued interest expense	—	36,041
Accrued professional and clinical fees	216,198	103,300
Accrued license payments	3,833	506,000
	$236,524	$776,871

See Note 8 for further detail on the accrued license payments.

(7) Convertible Promissory Notes

In March 2019, the Company issued convertible promissory notes (the “Notes”) to various investors in the aggregate principal amount of $530,000. Interest accrued at 8% compounded annually on all Notes. The maturity date was the earlier of a Liquidity Event or upon the written demand of the holders of a majority of the outstanding principal amount of the Notes made any time after December 31, 2023. A Liquidity Event was defined as (i) the date of the closing of a merger or reorganization of the Company with another entity; (ii) the sale of substantially all of the assets of the Company in which the Company’s stockholders own less than 50% of the equity securities after the event; or (iii) a liquidation of the Company.

The Company incurred costs of $8,622 in connection with the issuance of the Notes. In addition, on issuance, the Company recognized a discount associated with the Notes of $26,500 related to the fair value of an embedded derivative reflecting the share-settlement provision upon the closing of a Qualified Financing. Unamortized deferred financing fees and debt discount were deducted from the face amount of the Notes on the balance sheets. The Company amortized the deferred financing fees and debt discount over the term of the Notes as additional interest expense using the effective interest method. The effective interest rate on the Notes was 9.8%. The Company made no cash payments for interest during the years ended December 31, 2020 or 2019.

On January 31, 2020, the Company closed its IPO. In accordance with the terms of the Notes, the outstanding Notes plus accrued interest converted into 118,470 shares of Company common stock at a 20% discount to the initial offering price of shares issued in the IPO.

(8) Commitments and Contingencies

(a) Leases

The Company leases its office facilities under a month-to-month operating lease. Total rental expense was $41,603 and $34,351 for the years ended December 31, 2020 and 2019, respectively.

(b) License Agreement

In November 2008, the Company licensed the rights to certain chemical compounds, know-how and intellectual property rights that may be suitable for the development of human therapeutics. Currently, the intellectual property rights are owned by a subsidiary of Horizon Therapeutics, PLC (“Licensor”). Payments by the Company under the license agreement include a one-time non-refundable fee of $50,000, a minimum annual fee of $40,000 commencing in 2009, milestone payments upon attainment of certain milestone events, royalties based on net sales of products covered by the patent-related rights and a portion of any sublicense income received by the Company. The Company is responsible for the development and commercialization of the licensed products.

In May 2012, such license agreement was amended. The minimum annual fee was increased to $46,000 and may be deferred by the Company until the Company raises at least $2 million in equity financing, then the aggregate annual payments of all amounts will become payable. The Company had deferred payment of the minimum annual fees prior to the IPO. During the year ended December 31, 2020, the Company paid an aggregate of $494,000 to the Licensor in satisfaction of deferred minimum annual fees through November 2020.

At December 31, 2020 and December 31, 2019, the Company had accrued $3,833 and $506,000, respectively, in license payments under the terms of this license, included in accrued liabilities. Expenses related to the license agreement are recognized in general and administrative expense in the statements of operations.

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

No milestones have been achieved as of December 31, 2020.

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

(c) Employment Agreements

The Company has agreements with its executive officers that provide for severance payments to the employee upon termination of the agreement by the Company for any reason other than for cause, death or disability or by the employee for good reason The maximum aggregate severance payments under the agreements were approximately $720,000 at December 31, 2020.

(d) Litigation

The Company is subject, from time to time, to claims by third parties under various legal disputes. The defense of such claims, or any adverse outcome relating to any such claims, could have a material adverse effect on the Company’s liquidity, financial condition and cash flows. At December 31, 2020 and December 31, 2019, the Company did not have any pending legal actions.

(e) Risks and Uncertainties

In March 2020, the clinical trial sites participating in the Company's Phase 2a trial in AD patients in collaboration with the Alzheimer's Disease Cooperative Study temporarily suspended enrollment of new patients because of the ongoing COVID-19 pandemic. Prior to suspension of enrollment, 14 patients had been enrolled and completed treatment, out of a total trial size of 24 patients. The trial sites have reopened and patient recruitment and treatment have resumed. In addition, due to restrictions related to COVID-19 during 2020, the Company experienced delays in opening clinical trial sites for its Phase 2a clinical trial in AD and PD (the “AD/PD Trial”). In early 2021, all of the remaining sites which are participating in the AD/PD Trial opened for recruitment and treatment of patients. Although the Company currently believes its clinical trials will be completed on time, the extent to which the COVID-19 pandemic could have a material impact on the clinical trials is dependent on the spread of the disease and government and healthcare system responses to such spread, which are presently highly uncertain. Management continues to evaluate the potential impact. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

(d) Warrants

In conjunction with the IPO, the Company granted the underwriters 100,000 warrants to purchase shares of Company common stock at an exercise price of $7.50 per share, which is 125% of the initial public offering price. The warrants have a five-year term and are not exercisable prior to January 29, 2021. All of the warrants were outstanding at December 31, 2020, and the Company accounts for the warrants as a component of stockholders’ equity.

(10) Share-Based Compensation

Effective upon the closing of the Company’s IPO on January 31, 2020, the Company’s 2019 Equity Incentive Plan (the “2019 Plan”) became effective, succeeding the Company’s previous equity incentive plan. The previous plan had 352,282 options outstanding as of the effective date of the 2019 Plan. Under the 2019 Plan, 1,000,000 shares are authorized to be issued and no new options may be issued under the previous plan, although shares subject to grants which are cancelled or forfeited will again be available under the 2019 Plan. As of December 31, 2020, 168,664 shares were available for future grants.

The 2019 Plan provides for grants to employees, members of the Board, consultants and advisors to the Company, in the form of stock options, stock awards and other equity-based awards. The amount and terms of grants are determined by the Board. Stock options have a maximum term of 10 years after date of grant and are exercisable in cash or as otherwise determined by the Board.

As of December 31, 2020, and 2019, options to purchase common shares of the Company outstanding were as follows:

			Weighted
			Average
			Remaining
		Weighted	Contractual
	Number of	Average	Term
	Shares	Exercise Price	(Years)
Outstanding at December 31, 2018	353,565	$0.19
Granted	—	—
Exercised	—	—
Forfeited	(1,283)	0.14
Outstanding at December 31, 2019	352,282	0.19
Granted	810,000	3.46
Exercised	(48,435)	0.19
Forfeited	(2,381)	0.14
Outstanding at December 31, 2020	1,111,466	2.57	8.4
Exercisable at December 31, 2020	1,061,466	2.54	8.3

As of December 31, 2020, the aggregate intrinsic value of options outstanding was $5,523,826 and options exercisable was $5,303,326.

810,000 options were issued during the year ended December 31, 2020. Under the grant agreements, 50,000 of the options vest after one year and the remainder of the options were vested and exercisable upon grant. These options have a 10-year term. No options were issued during the year ended December 31, 2019. The weighted average grant date fair value of options issued during the year ended December 31, 2020 was $2.19. The fair value was estimated using the Black Sholes option pricing model using the following weighted average assumptions:

Year Ended
December 31, 2020
Risk-free interest rate	0.38%
Expected life	5.00
Expected volatility	80%
Expected dividend yield	—

During the year ended December 31, 2020, the Company granted stock awards totaling 25,000 shares to consultants and advisors for services rendered which were vested upon grant. Based on the closing price of the Company’s common stock on the NYSE American on the date of grant, these awards had an aggregate fair value of $122,750, which was recognized in share-based compensation expense upon grant. No stock awards were issued during the year ended December 31, 2019. As of December 31, 2020, there was no unrecognized compensation expense related to stock awards.

Share-based compensation expense in the statements of operations, including the fair value of stock awards to consultants and advisors for services rendered, for the years ended December 31, 2020 and 2019 was $1,864,913 and $8,483, respectively, of which $138,704 and $0, respectively, was included in research and development and the remainder in general and administrative expense. As of December 31, 2020 there was $31,970 unrecognized compensation expense related to unvested options. That cost is expected to be recognized over a weighted-average period of 0.3 years.

(11) Net Loss Per Share

The Company has reported a net loss for the years ended December 31, 2020 and 2019, and the basic and diluted net loss per share attributable to common stockholders are the same for both years because all redeemable convertible preferred stock, convertible promissory notes and stock options have been excluded from the computation of diluted weighted-average shares outstanding because such securities would have an antidilutive impact.

The following table sets forth the computation of basic and diluted net loss per share:

	Year Ended
	December 31,
	2020	2019
Numerator
Net loss	$(5,462,047)	$(990,980)
Denominator
Weighted-average common shares outstanding, basic and diluted	6,308,961	282,614
Net loss per share, basic and diluted	$(0.87)	$(3.51)

Potential common shares issuable upon conversion of preferred stock and exercise of stock options that are excluded from the computation of diluted weighted-average shares outstanding are as follows:

	December 31,
	2020	2019
Redeemable convertible preferred stock, as converted	—	4,117,089
Stock options	1,111,466	352,282
Warrants	100,000	—

(12) Income Taxes

The federal and state provision (benefit) for income taxes was $0 for the years ended December 31, 2020 and 2019.

A reconciliation of income tax benefit computed at the statutory federal income tax rate to income taxes as reflected in the financial statements for the years ended December 31, 2020 and 2019 is as follows:

	Year Ended
	December 31,
	2020	2019
Federal income tax benefit at statutory rate	21.0%	21.0%
State and local tax, net of federal benefit	7.6%	8.0%
Permanent differences	(0.8)%	0.4%
Research and development credit	1.9%	—%
Change in valuation allowance	(29.7)%	(29.4)%
Effective income tax rate	0.0%	0.0%

Deferred taxes are recognized for temporary differences between the basis of assets and liabilities for financial statement and income tax purposes. The significant components of the Company’s deferred tax assets are comprised of the following:

	As of December 31,
	2020	2019
Net operating loss carryforwards	$2,460,773	$1,430,716
Stock compensation	547,628	37,708
Convertible debt	—	24,049
Research and development tax credit carryforwards	241,414	137,826
Total deferred tax assets	3,249,815	1,630,299
Less valuation allowance	(3,249,815)	(1,630,299)
Net deferred taxes	$—	$—

As of December 31, 2020, the Company had U.S. federal net operating loss (“NOL”) carryforwards of $7,821,413, which may be available to offset future income tax liabilities. Federal NOL carryforwards generated in 2017 and prior of $2,764,240 will expire beginning in 2032. The remaining federal NOL carryforwards generated in 2018 and later do not expire. As of December 31, 2020, the Company also had U.S. state NOL carryforwards of $10,368,296 which may be available to offset future income tax liabilities and will expire beginning in 2028.

The Company has recorded a full valuation allowance against its net deferred tax assets as of December 31, 2020 and 2019 because the Company has determined that is it more likely than not that these assets will not be fully realized due to historic net operating losses incurred. The Company experienced a net change in valuation allowance of $1,619,516 and $291,575 in the years ended December 31, 2020 and 2019, respectively.

As of December 31, 2020, the Company had federal research and development tax credit carryforwards of $241,414 available to reduce future tax liabilities which expire beginning in 2028.

Under the provisions of the Internal Revenue Code, the NOL and tax credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities. NOL and tax credit carryforwards may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant stockholders over a three-year period in excess of 50%, as defined under Sections 382 and 383 of the Internal Revenue Code as well as similar state provisions. This could limit the amount of tax attributes that can be utilized annually to offset future taxable income or tax liabilities. The amount of the annual limitation is determined based on the value of the Company immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years. The Company has completed financings since its inception, including its IPO which closed on

January 31, 2020, which may have resulted in a change in control as defined by Sections 382 and 383 of the Internal Revenue Code, or could result in a change in control in the future.

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal and state jurisdictions, where applicable. The Company’s tax years from 2017 to the present remain open for review. All open years may be examined to the extent that tax credits or NOL carryforwards are used in future periods. The Company will recognize interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2020, the Company had no accrued interest or penalties related to uncertain tax positions and no amounts have been recognized in the Company’s statements of operations.

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

Signature	Title	Date

/s/ MARIA MACCECCHINI	President and Chief Executive Officer	March 3, 2021
Maria Maccecchini	(principal executive officer)

/s/ JEFFREY MCGROARTY	Chief Financial Officer (principal	March 3, 2021
Jeffrey McGroarty	financial and accounting officer)

/s/ MICHAEL HOFFMAN	Chairman of the Board and Director	March 3, 2021
Michael Hoffman

/s/ CLAUDINE BRUCK	Director	March 3, 2021
Claudine Bruck

/s/ ROBERT WHELAN	Director	March 3, 2021
Robert Whelan

/s/ MARK WHITE	Director	March 3, 2021
Mark White