Form 10-Q
period 2021-03-31
Annovis Bio, Inc.
filed 2021-05-06
CIK 1477845

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2021

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

The number of outstanding shares of the registrant’s common stock as of May 4, 2021 was: 6,947,269.

ANNOVIS BIO, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2021

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

Annovis Bio, Inc.

Balance Sheets

	March 31,	December 31,
	2021	2020
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$5,602,807	$8,074,658
Prepaid expenses and other current assets	362,149	44,676
Total current assets	5,964,956	8,119,334
Total assets	$5,964,956	$8,119,334
Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Equity
Current liabilities:
Accounts payable	$824,565	$341,856
Accrued expenses	772,116	236,524
Total current liabilities	1,596,681	578,380
Total liabilities	1,596,681	578,380
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock - $0.0001 par value, 2,000,000 shares authorized, and 0 shares issued and outstanding	—	—
Common stock - $0.0001 par value, 35,000,000 shares authorized, and 6,947,120 and 6,891,608 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	695	689
Additional paid-in capital	21,806,328	21,779,340
Accumulated deficit	(17,438,748)	(14,239,075)
Total stockholders’ equity	4,368,275	7,540,954
Total liabilities and stockholders’ equity	$5,964,956	$8,119,334

See accompanying notes to financial statements.

Annovis Bio, Inc.

Statements of Operations

(unaudited)

	Three Months Ended
	March 31,
	2021	2020
Operating expenses:
Research and development	$2,389,583	$66,446
General and administrative	839,627	516,716
Total operating expenses	3,229,210	583,162
Operating loss	(3,229,210)	(583,162)
Other income (expense):
Change in fair value of derivative liability	—	(26,500)
Interest income (expense), net	197	10,634
Grant income	29,340	157,438
Total other income (expense)	29,537	141,572
Loss before income taxes	(3,199,673)	(441,590)
Income tax expense (benefit)	—	—
Net loss	$(3,199,673)	$(441,590)
Basic and diluted loss per common share	$(0.46)	$(0.10)
Weighted average number of common shares outstanding, basic and diluted	6,920,622	4,599,469

See accompanying notes to financial statements.

Annovis Bio, Inc.

Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(unaudited)

	Redeemable Convertible Preferred Stock				Stockholders’ Equity (Deficit)
									Total
							Additional		Stockholders’
	Series A		Series A-1		Common Stock		Paid-In	Accumulated	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Three Months Ended March 31, 2021
Balance, December 31, 2020	—	$—	—	$—	6,891,608	$689	$21,779,340	$(14,239,075)	$7,540,954
Exercise of stock options	—	—	—	—	3,868	1	3,016	—	3,017
Exercise of warrants	—	—	—	—	51,644	5	(5)	—	—
Share-based compensation expense	—	—	—	—	—	—	23,977	—	23,977
Net loss	—	—	—	—	—	—	—	(3,199,673)	(3,199,673)
Balance, March 31, 2021	—	$—	—	$—	6,947,120	$695	$21,806,328	$(17,438,748)	$4,368,275

Three Months Ended March 31, 2020
Balance, December 31, 2019	5,133,159	$6,509,303	630,722	$567,649	282,614	$28	$200,600	$(8,777,028)	$(8,576,400)
Conversion of redeemable convertible preferred stock to common stock upon completion of initial public offering	(5,133,159)	(6,509,303)	(630,722)	(567,649)	4,117,089	412	7,076,540	—	7,076,952
Conversion of convertible promissory notes, including embedded derivative, to common stock upon completion of initial public offering	—	—	—	—	118,470	12	672,512	—	672,524
Issuance of common stock in initial public offering, net of offering costs	—	—	—	—	2,300,000	230	11,955,565	—	11,955,795
Exercise of stock options	—	—	—	—	27,286	3	4,603	—	4,606
Net loss	—	—	—	—	—	—	—	(441,590)	(441,590)
Balance, March 31, 2020	—	$—	—	$—	6,845,459	$685	$19,909,820	$(9,218,618)	$10,691,887

See accompanying notes to financial statements.

Annovis Bio, Inc.

Statements of Cash Flows

(unaudited)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(3,199,673)	$(441,590)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of deferred financing fees	—	129
Amortization of debt discount	—	396
Share-based compensation expense, including stock issued to consultants and advisors	23,977	—
Change in fair value of derivative liability	—	26,500
Changes in assets and liabilities:
Grant receivable	—	697,323
Prepaid expenses and other current assets	(317,473)	(272,390)
Accounts payable	482,709	(982,986)
Accrued expenses	535,592	2,213
Net cash used in operating activities	(2,474,868)	(970,405)
Cash flows from financing activities:
Proceeds from initial public offering of common stock, net of offering costs	—	12,084,406
Proceeds from exercise of stock options	3,017	4,606
Net cash provided by financing activities	3,017	12,089,012
Net (decrease) increase in cash	(2,471,851)	11,118,607
Cash and cash equivalents, beginning of period	8,074,658	1,858
Cash and cash equivalents, end of period	$5,602,807	$11,120,465
Supplemental disclosure of non-cash financing activities:
Deferred offering costs in accounts payable and accrued expenses	$—	$50,000
Conversion of redeemable convertible preferred stock to common stock	$—	$7,076,952
Conversion of convertible promissory notes, including embedded derivative, to common stock	$—	$672,524

See accompanying notes to financial statements.

Annovis Bio, Inc.

Notes to Financial Statements

(Unaudited)

(1) Nature of Business and Liquidity

Annovis Bio, Inc. (the “Company” or “Annovis”) was incorporated on April 29, 2008, under the laws of the State of Delaware. Annovis is a clinical-stage drug platform company addressing neurodegeneration such as Alzheimer’s disease (“AD”), Parkinson’s disease (“PD”) and Alzheimer’s disease in Down syndrome (“AD-DS”). The toxic cascade in neurodegeneration begins with high levels of neurotoxic proteins which lead to impaired axonal transport, inflammation, death of nerve cells and loss of cognition and motor function. The Company’s lead compound, ANVS401, is a small molecule administered orally that attacks neurodegeneration by entering the brain and inhibiting the translation of multiple neurotoxic proteins thereby impeding the toxic cascade.

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

The Company has a history of incurring net losses and had an accumulated deficit of $17,438,748 as of March 31, 2021. The Company anticipates incurring additional losses until such time, if ever, that it can generate significant revenue from its product candidates currently in development. The Company’s primary source of capital has been the issuance of equity securities.

The Company closed its initial public offering (the “IPO”) on January 31, 2020, pursuant to which it sold a total of 2,300,000 shares of common stock at an initial offering price of $6.00 per share for total gross proceeds of approximately $13.8 million. The net proceeds of the IPO were approximately $12.0 million after deducting underwriting discounts, commissions and offering expenses payable by the Company. In conjunction with the IPO, the Company granted the underwriters 100,000 warrants to purchase shares of Company common stock at an exercise price of $7.50 per share, which is 125% of the initial public offering price. Upon the closing of the IPO, outstanding redeemable convertible preferred stock and convertible promissory notes converted into shares of Company common stock totaling 4,117,089 and 118,470, respectively. The Company’s common stock trades on the NYSE American under the ticker symbol “ANVS”.

As of the date these financial statements are issued, management believes that the current cash and cash equivalents are sufficient to fund operations and capital requirements for at least the next 12 months, including the completion of its Phase 2a clinical trial in AD and PD (the “AD/PD Trial”) in mid-2021. In order to fund its planned Phase 3 trials, however, the Company will need to raise additional capital. There is no assurance that such financing will be available when needed or on acceptable terms.

(2) Summary of Significant Accounting Policies

(a) Basis of Presentation of Interim Unaudited Financial Statements

The interim financial statements included herein are unaudited. In the opinion of management, these statements include all adjustments, consisting only of normal, recurring adjustments, necessary for a fair presentation of the financial position of Annovis at March 31, 2021, and its results of operations and its cash flows for the three months ended March 31, 2021 and 2020. The interim results of operations are not necessarily indicative of the results to be expected for a full year. These interim unaudited financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2020 and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. The accompanying financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”). Any reference in these notes to applicable guidance is meant to refer to U.S. GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”). Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to such rules and regulations relating to interim financial statements.

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

(d) Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. At times, the Company’s cash balances may exceed the current insured amounts under the Federal Deposit Insurance Corporation.

(e)  Offering Costs Associated with IPO

Offering costs of $601,635 incurred in connection with the Company’s IPO, which primarily consisted of direct incremental legal, printing, listing and accounting fees, were offset against proceeds received in the IPO and charged to additional paid-in capital in the three months ended March 31, 2020.

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

(j) Income Taxes

The Company provides for income taxes using the asset and liability approach. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. As of March 31, 2021 and December 31, 2020, the Company has recorded a full valuation allowance against its deferred tax assets.

The Company is subject to the provisions of ASC 740, Income Taxes, which prescribes a more likely-than-not threshold for the financial statement recognition of uncertain tax positions. ASC 740 clarifies the accounting for income taxes by prescribing a minimum recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. There are currently no open federal or state tax audits. The Company has not recorded any liability for uncertain tax positions at March 31, 2021 or December 31, 2020.

(k) Recent Accounting Pronouncements

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The amendments in ASU 2019-12 simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740 and clarifying and amending existing guidance. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. The adoption of this standard did not have an impact on the Company’s financial statements.

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

The following table provides the carrying value and fair value of certain financial assets and liabilities of the Company measured at fair value on a recurring basis as of March 31, 2021 and December 31, 2020:

		Fair Value Measurement at
		March 31, 2021
	Carrying Value	Level 1	Level 2	Level 3
Cash and cash equivalents	$5,602,807	$5,602,807	$—	$—

		Fair Value Measurement at
		December 31, 2020
	Carrying Value	Level 1	Level 2	Level 3
Cash and cash equivalents	$8,074,658	$8,074,658	$—	$—

(4) Grant Receivable

In September 2019, as modified in September 2020, the Company received a Notice of Award for a $1.9 million grant from the National Institute on Aging of the National Institutes of Health (the “NIH”) to cover costs of long-term chronic toxicology studies of ANVS401 in rats and dogs. The Company began the long-term chronic toxicology studies in November 2019. The Company recognized grant income of $29,340 and $157,438 for the three months ended March 31, 2021, and 2020, respectively, in connection with the NIH grant and received payments under the grant of $29,340 and $854,761 during the three months ended March 31, 2021 and 2020, respectively. The Company recorded a grant receivable of $0 as of March 31, 2021 and December 31, 2020, and had no unreimbursed, eligible costs incurred under the grant. As of March 31, 2021, remaining funds available under the grant were $7,414.

(5) Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	March 31,	December 31,
	2021	2020
Prepaid insurance	$297,220	$26,542
Prepaid expenses	58,485	11,690
Security deposit	6,444	6,444
Total prepaid expenses and other current assets	$362,149	$44,676

(6) Accrued Expenses

Accrued expenses consisted of the following:

	March 31,	December 31,
	2021	2020
Payroll and related benefits	$392,885	$16,493
Accrued professional and clinical fees	363,898	216,198
Accrued license payments	15,333	3,833
	$772,116	$236,524

See Note 8 for further detail on the accrued license payments.

(7) Convertible Promissory Notes

In March 2019, the Company issued convertible promissory notes (the “Notes”) to various investors in the aggregate principal amount of $530,000 with a stated interest rate of 8% compounded annually. On issuance, the Company recognized a discount associated with the Notes related to the fair value of an embedded derivative liability reflecting the share-settlement feature providing for the conversion of the Notes at a 20% discount to the price of the shares issued in a qualified financing. The Company estimated the fair value of the derivative liability using a probability-weighted approach at issuance, as of the end of each reporting period and immediately prior to the closing of the IPO. The change in the fair value of the derivative liability was reflected in the statements of operations. The Company amortized deferred financing fees and debt discount over the term of the Notes as additional interest expense using the effective interest method. The effective interest rate on the Notes was 9.8%. The Company made no cash payments for interest on the Notes. On January 31, 2020, the Company closed its IPO and in accordance with the terms of the Notes, the outstanding Notes plus accrued interest converted into 118,470 shares of Company common stock.

(8) Commitments and Contingencies

(a) Leases

The Company leases its office facilities under a month-to-month operating lease. Total rental expense was $10,615 and $10,479 for the three months ended March 31, 2021 and 2020, respectively.

(b) License Agreement

The Company licenses the rights to certain chemical compounds, know-how and intellectual property rights that may be suitable for the development of human therapeutics from a subsidiary of Horizon Therapeutics, PLC (the “Licensor”). Under the license agreement, the Company pays a minimum annual commitment of $46,000 and is required to make milestone payments upon attainment of certain milestone events, royalties based on net sales of products covered by the patent-related rights and a portion of any sublicense income received by the Company. The Company has paid to the Licensor all annual fees through November 2020. At March 31, 2021 and December 31, 2020, the Company

had accrued $15,333 and $3,833, respectively, in license payments under the term of this license, included in accrued liabilities. No milestones have been achieved as of March 31, 2021. The Licensor also granted the Company a buy-out option which may be exercised at any time during the term of the agreement at increasing amounts based on the achievement of certain milestones. The Company has the right to terminate the agreement at any time by giving 90 days advance notice subject to the payment of any amounts due under the agreement at that time. Expenses related to the license agreement are recognized in general and administrative expense in the statements of operations.

(c) Employment Agreements

In March 2020, the Company entered into employment agreements with its executive officers. The maximum aggregate severance payments under the agreements are approximately $720,000.

(d) Litigation

The Company is subject, from time to time, to claims by third parties under various legal disputes. The defense of such claims, or any adverse outcome relating to any such claims, could have a material adverse effect on the Company’s liquidity, financial condition and cash flows. At March 31, 2021 and December 31, 2020, the Company did not have any pending legal actions.

(e) Risks and Uncertainties

In March 2020, the clinical trial sites participating in the Company's Phase 2a trial in AD patients in collaboration with the Alzheimer's Disease Cooperative Study temporarily suspended enrollment of new patients because of the ongoing COVID-19 pandemic. Prior to suspension of enrollment, 14 patients had been enrolled and completed treatment, out of a total trial size of 24 patients. The trial sites have reopened, and patient recruitment and treatment have resumed. In addition, due to restrictions related to COVID-19 during 2020, the Company experienced delays in opening clinical trial sites for its AD/PD Trial. In early 2021, the remaining sites which are participating in the AD/PD Trial opened for recruitment and treatment of patients. Although the Company currently believes its clinical trials will be completed on time, the extent to which the COVID-19 pandemic could have a material impact on the clinical trials is dependent on the spread of the disease and government and healthcare system responses to such spread, which are presently highly uncertain. Management continues to evaluate the potential impact. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

(c) Preferred Stock

Preferred stock may be issued from time to time by the Board in one or more series. There is no preferred stock issued or outstanding as of March 31, 2021.

(d) Warrants

In conjunction with the IPO, the Company granted the underwriters 100,000 warrants to purchase shares of Company common stock at an exercise price of $7.50 per share, which was 125% of the initial public offering price. The warrants have a five-year term and are exercisable commencing January 29, 2021. During the three months ended March 31, 2021, the Company issued 51,644 shares of common stock pursuant to cashless exercise of 95,000 of the warrants. As of March 31, 2021, 5,000 of the warrants were outstanding. The Company accounts for the warrants as a component of stockholders’ equity.

(10) Share-Based Compensation

Effective upon the closing of the Company’s IPO on January 31, 2020, the Company’s 2019 Equity Incentive Plan (the “2019 Plan”) became effective, succeeding the Company’s previous plan (see Note 1). The previous plan had 352,282 options outstanding as of the effective date of the 2019 Plan. Under the 2019 Plan, 1,000,000 additional shares are authorized to be issued, and no new awards may be issued under the previous plan, although shares subject to grants which are cancelled or forfeited will again be available under the 2019 Plan. As of March 31, 2021, 168,664 shares were available for future grants.

There were no options or stock awards issued during the three months ended March 31, 2021 and 2020. Share-based compensation expense for the three months ended March 31, 2021 and 2020 was $23,977 and $0, respectively. As of March 31, 2021, there were 1,107,598 options outstanding, of which 1,057,598 were vested and exercisable. As of December 31, 2020, there were 1,111,466 options outstanding, of which 1,061,466 were vested and exercisable.

(11) Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended
	March 31,
	2021	2020
Numerator
Net loss	$(3,199,673)	$(441,590)
Denominator
Weighted-average common shares outstanding, basic and diluted	6,920,622	4,599,469
Net loss per share, basic and diluted	$(0.46)	$(0.10)

The Company reported a net loss for the three months ended March 31, 2021 and 2020, therefore, the basic and diluted net loss per share are the same in the respective period because the inclusion of potential common shares would have an anti-dilutive effect. Potential shares of common stock that are excluded from the computation of diluted weighted-average shares outstanding are as follows:

	March 31,
	2021	2020
Stock options	1,107,598	324,996
Warrants	5,000	100,000

In addition, common shares issuable upon the conversion of the Notes were excluded for all periods in which the Notes were outstanding.

(12) Income Taxes

The Company’s income tax benefit (expense) was $0.0 million for the three months ended March 31, 2021 and 2020. The Company has recorded a valuation allowance to reduce its net deferred tax asset to an amount that is more likely than not to be realized in future years. Accordingly, the benefit of the net operating loss (“NOL”) that would have been recognized in the three months ended March 31, 2021 and 2020 was offset by changes in the valuation allowance.

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

As of March 31, 2021, and December 31, 2020, the Company had not recorded any liability for uncertain tax positions, accrued interest or penalties thereon, and no amounts have been recognized in the Company’s statements of operations.

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

You should refer to Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2020 for a discussion of important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. Those factors are updated, as applicable, in “Factors that May Affect Future Results” below. As a result of the risks, uncertainties and assumptions described above and elsewhere, we cannot assure you that the forward-looking statements in this Quarterly Report on Form 10-Q will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame or at all.

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

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with: (i) the interim financial statements and related notes thereto which are included in this Quarterly Report on Form 10-Q; and (ii) our annual financial statements for the year ended December 31, 2020 which are included in our Annual Report on Form 10-K for the year ended December 31, 2020.

Company Overview

We are a clinical stage, drug platform company addressing neurodegeneration such as Alzheimer’s disease (“AD”), Parkinson’s disease (“PD”) and Alzheimer’s disease in Down Syndrome (“AD-DS”). The toxic cascade in neurodegeneration begins with high levels of neurotoxic proteins which lead to impaired axonal transport, inflammation, death of nerve cells and loss of cognition and motor function. Our lead compound, ANVS401, is a small molecule administered orally that attacks neurodegeneration by entering the brain and inhibiting the translation of neurotoxic proteins—amyloid precursor protein APP/Aβ (“APP”), tau/phospho-tau (“tau”) and α-Synuclein (“αSYN”)—thereby impeding the toxic cascade. Human studies in four mildly cognitive impaired patients have shown that ANVS401 lowered the levels of neurotoxic proteins and inflammatory factors. In preclinical studies, lower neurotoxic protein levels led to improved axonal transport, reduced inflammation, lower nerve cell death and improved function.

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

In March 2020, the clinical trial sites participating in the ADCS Trial suspended enrollment of new patients because of the ongoing COVID-19 pandemic. Prior to suspension of enrollment, 14 patients had been enrolled and completed treatment, out of a total trial size of 24 patients. The trial sites have reopened, and patient recruitment and treatment have resumed. In addition, due to restrictions related to COVID-19 during 2020, we experienced delays in opening clinical trial sites for the AD/PD Trial. In early 2021, the remaining sites which are participating in the AD/PD Trial opened for recruitment and treatment of patients. Although we currently believe our clinical trials will be completed on time, the extent to which the COVID-19 pandemic could have a material impact on the clinical trials is dependent on the spread of the disease and government and healthcare system responses to such spread, which are presently highly uncertain. We continue to evaluate the potential impact.

We have never been profitable and have incurred net losses since inception. Our accumulated deficit at March 31, 2021 was $17,438.7 thousand. We expect to incur losses for the foreseeable future, and we expect these losses to increase as we continue our development of, and seek regulatory approvals for, our product candidates. Because of the numerous risks and uncertainties associated with product development, we are unable to predict the timing or amount of increased expenses or when, or if, we will be able to achieve or maintain profitability.

Results of Operations

Operating expenses and other income (expense) were comprised of the following:

	Three Months Ended
	March 31,
	2021	2020

	(in thousands)
Operating expenses:
Research and development	$2,389.6	$66.4
General and administrative	839.6	516.7
Other income (expense):
Change in fair value of derivative liability	—	(26.5)
Interest income (expense), net	0.2	10.6
Grant income	29.3	157.4

Three Months Ended March 31, 2021 and 2020

Research and Development Expenses

Research and development expenses increased by $2,323.2 thousand for the three months ended March 31, 2021 compared to the prior year period. The increase was primarily the result of an increase of $1,851.1 thousand in expenses related to our AD/PD Trial which began treating patients in August 2020, an increase of $253.3 thousand in costs for the manufacture of clinical materials, and an increase of $194.7 thousand in personnel expenses. For the year ending December 31, 2021, we expect research and development expenses to be higher than the prior year as we complete our AD/PD Trial and commence the planning of a Phase 3 study. The expenses for the AD/PD Trial were higher in the quarter ended March 31, 2021, due in part to the achievement of several milestones in the trial during the period. We expect quarterly expenses for the AD/PD Trial as compared to the quarter ended March 31, 2021 will decrease over the remainder of 2021 as the trial is completed.

General and Administrative Expenses

General and administrative expenses increased by $322.9 thousand for the three months ended March 31, 2021 compared to the prior year period. The increase was primarily the result of increases of $360.0 thousand in accrued incentive compensation expense, partially offset by a reduction in other compensation expense related to general and administrative activities. We expect general and administrative expenses in 2021 will be higher as compared to 2020 due to increased personnel expenses.

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

Interest Income (Expense), Net

Interest income (expense), net decreased $10.4 thousand for the three months ended March 31, 2021 compared to the prior year period. The decrease was primarily the result of lower interest rates and lower average cash balance compared to the prior year period.

Grant Income

Grant income decreased $128.1 thousand for the three months ended March 31, 2021 compared to the prior year period. The income relates to a grant from the NIH to reimburse the costs of our long-term toxicology studies in rats and dogs, which was substantially completed in 2020.

Liquidity and Capital Resources

Since our inception in 2008, we have devoted most of our cash resources to research and development and general and administrative activities. We have financed our operations primarily with the proceeds from the sale of common stock, redeemable convertible preferred stock, and convertible promissory notes and funding from research grants. To date, we have not generated any revenues from the sale of products, and we do not anticipate generating any revenues from the sales of products for the foreseeable future. We have incurred losses and generated negative cash flows from operations since inception. As of March 31, 2021, our principal source of liquidity was our cash, which totaled $5,602.8 thousand.

Equity Financings

We closed our IPO on January 31, 2020, raising gross proceeds of $13,800.0 thousand and net proceeds of $12,034.4 thousand, after deducting underwriting discounts and commissions and offering expenses, in the three months ended March 31, 2020.

Debt Financings

In March 2019 we issued $530.0 thousand principal amount of convertible promissory notes. Upon the closing of our IPO on January 31, 2020, the outstanding convertible promissory notes plus accrued interest converted into 118,470 shares of our common stock at a 20% discount to the public offering price.

Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities.

	Three Months Ended
	March 31,
	2021	2020

	(in thousands)
Statement of Cash Flows Data:
Total net cash provided by (used in):
Operating activities	$(2,474.9)	$(970.4)
Financing activities	3.0	12,089.0
Increase (decrease) in cash and cash equivalents	$(2,471.9)	$11,118.6

Operating Activities

For the three months ended March 31, 2021, cash used in operations increased $1,504.5 thousand compared to the same period in the prior year. The increase in cash used in operations was primarily the result of the ongoing costs of our AD/PD Trial in the three months ended March 31, 2021.

We expect cash used in operating activities to increase in 2021 as compared to 2020 due to an expected increase in our operating losses associated with ongoing development of our product candidates, including our AD/PD Trial.

Financing Activities

Cash provided by financing activities was $3.0 thousand during the three months ended March 31, 2021, attributable to proceeds from the exercise of stock options.

Cash provided by financing activities was $12,089.0 thousand during the three months ended March 31, 2020, attributable to net proceeds from our IPO of $12,084.4 thousand, after deducting underwriting discounts and commissions and offering expenses, and $4.6 thousand proceeds from the exercise of stock options.

Funding Requirements

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

Factors that May Affect Future Results

You should refer to Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2020 for a discussion of important factors that may affect our future results.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, as defined by applicable SEC regulations.

Discussion of Critical Accounting Policies and Significant Judgments and Estimates

The preparation of financial statements in conformity with GAAP requires us to use judgment in making certain estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses in our financial statements and accompanying notes. Critical accounting policies are those that are most important to the portrayal of our financial condition and results of operations and require difficult, subjective and complex judgments by management in order to make estimates about the effect of matters that are inherently uncertain. During the three months ended March 31, 2021, there were no significant changes to our critical accounting policies from those described in our annual financial statements for the year ended December 31, 2020, which we included in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation of the Registrant. (Incorporated by reference to Exhibit 3.1 to Form 8-K filed February 6, 2020.)

3.2	Amended and Restated Bylaws of the Registrant. (Incorporated by reference to Exhibit 3.2 to Form 8-K filed February 6, 2020.)

10.1*#	Manufacturing Agreement, dated March 9, 2021, by and between the Registrant and Wilmington PharmaTech Company, LLC.

31.1*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

# Portions of this exhibit (indicated by asterisks) have been redacted in compliance with Regulation S-K Item 601(b)(10)(iv).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Title	Date

/s/ MARIA MACCECCHINI	President and Chief Executive Officer (principal	May 6, 2021
Maria Maccecchini	executive officer)

/s/ JEFFREY MCGROARTY	Chief Financial Officer (principal financial and	May 6, 2021
Jeffrey McGroarty	accounting officer)