Form 10-Q
period 2021-09-30
Annovis Bio, Inc.
filed 2021-11-03
CIK 1477845

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2021

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

The number of outstanding shares of the registrant’s common stock as of November 1, 2021 was: 8,100,570.

ANNOVIS BIO, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2021

PART I – FINANCIAL INFORMATION		Page

Item 1.	Financial Statements	3

	Balance Sheets as of September 30, 2021 (Unaudited) and December 31, 2020	3

	Statements of Operations for the Three and Nine Months Ended September 30, 2021 and 2020 (Unaudited)	4

	Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the Three and Nine Months Ended September 30, 2021 and 2020 (Unaudited)	5

	Statements of Cash Flows for the Nine Months Ended September 30, 2021 and 2020 (Unaudited)	6

	Notes to Financial Statements (Unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	21

Item 4.	Controls and Procedures	21

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	22

Item 1A.	Risk Factors	22

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22

Item 3.	Defaults Upon Senior Securities	22

Item 4.	Mine Safety Disclosures	22

Item 5.	Other Information	22

Item 6.	Exhibits	23

	Signatures	24

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

Annovis Bio, Inc.

Balance Sheets

	September 30,	December 31,
	2021	2020
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$47,455,334	$8,074,658
Prepaid expenses and other current assets	195,156	44,676
Total current assets	47,650,490	8,119,334
Total assets	$47,650,490	$8,119,334
Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Equity
Current liabilities:
Accounts payable	$289,742	$341,856
Accrued expenses	830,859	236,524
Total current liabilities	1,120,601	578,380
Total liabilities	1,120,601	578,380
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock - $0.0001 par value, 2,000,000 shares authorized, and 0 shares issued and outstanding	—	—
Common stock - $0.0001 par value, 35,000,000 shares authorized, and 8,100,570 and 6,891,608 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	810	689
Additional paid-in capital	69,340,645	21,779,340
Accumulated deficit	(22,811,566)	(14,239,075)
Total stockholders’ equity	46,529,889	7,540,954
Total liabilities and stockholders’ equity	$47,650,490	$8,119,334

See accompanying notes to financial statements.

Annovis Bio, Inc.

Statements of Operations

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Operating expenses:
Research and development	$1,380,801	$718,898	$5,594,886	$1,641,822
General and administrative	1,472,969	884,859	3,022,244	3,088,726
Total operating expenses	2,853,770	1,603,757	8,617,130	4,730,548
Operating loss	(2,853,770)	(1,603,757)	(8,617,130)	(4,730,548)
Other income (expense):
Change in fair value of derivative liability	—	—	—	(26,500)
Interest income, net	5,554	10,500	7,885	47,012
Grant income	—	586,903	36,754	952,602
Total other income (expense)	5,554	597,403	44,639	973,114
Loss before income taxes	(2,848,216)	(1,006,354)	(8,572,491)	(3,757,434)
Income tax expense (benefit)	—	—	—	—
Net loss	$(2,848,216)	$(1,006,354)	$(8,572,491)	$(3,757,434)
Basic and diluted loss per common share	$(0.35)	$(0.15)	$(1.15)	$(0.61)
Weighted average number of common shares outstanding, basic and diluted	8,099,103	6,871,554	7,466,443	6,113,400

See accompanying notes to financial statements.

Annovis Bio, Inc.

Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(unaudited)

	Redeemable Convertible Preferred Stock				Stockholders’ Equity (Deficit)
									Total
							Additional		Stockholders’
	Series A		Series A-1		Common Stock		Paid-In	Accumulated	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Three and Nine Months Ended September 30, 2021
Balance, December 31, 2020	—	$—	—	$—	6,891,608	$689	$21,779,340	$(14,239,075)	$7,540,954
Exercise of stock options	—	—	—	—	3,868	1	3,016	—	3,017
Exercise of warrants	—	—	—	—	51,644	5	(5)	—	—
Share-based compensation expense	—	—	—	—	—	—	23,977	—	23,977
Net loss	—	—	—	—	—	—	—	(3,199,673)	(3,199,673)
Balance, March 31, 2021	—	$—	—	$—	6,947,120	$695	$21,806,328	$(17,438,748)	$4,368,275
Issuance of common stock, net of issuance costs	—	—	—	—	1,000,000	100	46,668,313	—	46,668,413
Exercise of stock options	—	—	—	—	141,532	14	92,071	—	92,085
Exercise of warrants	—	—	—	—	2,280	—	—	—	—
Share-based compensation expense	—	—	—	—	—	—	7,992	—	7,992
Net loss	—	—	—	—	—	—	—	(2,524,602)	(2,524,602)
Balance, June 30, 2021	—	$—	—	$—	8,090,932	$809	$68,574,704	$(19,963,350)	$48,612,163
Issuance costs	—	—	—	—	—	—	(20,000)	—	(20,000)
Exercise of stock options	—	—	—	—	9,638	1	(1)	—	—
Share-based compensation expense	—	—	—	—	—	—	785,942	—	785,942
Net loss	—	—	—	—	—	—	—	(2,848,216)	(2,848,216)
Balance, September 30, 2021	—	$—	—	$—	8,100,570	$810	$69,340,645	$(22,811,566)	$46,529,889

Three and Nine Months Ended September 30, 2020
Balance, December 31, 2019	5,133,159	$6,509,303	630,722	$567,649	282,614	$28	$200,600	$(8,777,028)	$(8,576,400)
Conversion of redeemable convertible preferred stock to common stock upon completion of initial public offering	(5,133,159)	(6,509,303)	(630,722)	(567,649)	4,117,089	412	7,076,540	—	7,076,952
Conversion of convertible promissory notes, including embedded derivative, to common stock upon completion of initial public offering	—	—	—	—	118,470	12	672,512	—	672,524
Issuance of common stock in initial public offering, net of issuance costs	—	—	—	—	2,300,000	230	11,955,565	—	11,955,795
Exercise of stock options	—	—	—	—	27,286	3	4,603	—	4,606
Net loss	—	—	—	—	—	—	—	(441,590)	(441,590)
Balance, March 31, 2020	—	$—	—	$—	6,845,459	$685	$19,909,820	$(9,218,618)	$10,691,887
Exercise of stock options	—	—	—	—	21,149	2	4,609	—	4,611
Share-based compensation expense	—	—	—	—	—	—	1,111,272	—	1,111,272
Net loss	—	—	—	—	—	—	—	(2,309,490)	(2,309,490)
Balance, June 30, 2020	—	$—	—	$—	6,866,608	$687	$21,025,701	$(11,528,108)	$9,498,280
Issuance of common stock to consultants and advisors	—	—	—	—	5,000	—	21,950	—	21,950
Share-based compensation expense	—	—	—	—	—	—	607,067	—	607,067
Net loss	—	—	—	—	—	—	—	(1,006,354)	(1,006,354)
Balance, September 30, 2020	—	$—	—	$—	6,871,608	$687	$21,654,718	$(12,534,462)	$9,120,943

See accompanying notes to financial statements.

Annovis Bio, Inc.

Statements of Cash Flows

(unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(8,572,491)	$(3,757,434)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of deferred financing fees	—	129
Amortization of debt discount	—	396
Share-based compensation expense, including stock issued to consultants and advisors	817,911	1,740,289
Change in fair value of derivative liability	—	26,500
Changes in operating assets and liabilities:
Grant receivable	—	310,123
Prepaid expenses and other current assets	(150,480)	(125,863)
Accounts payable	(52,114)	(897,739)
Accrued expenses	594,335	(501,275)
Net cash used in operating activities	(7,362,839)	(3,204,874)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	46,648,413	12,034,406
Proceeds from exercise of stock options	95,102	9,217
Net cash provided by financing activities	46,743,515	12,043,623
Net increase in cash and cash equivalents	39,380,676	8,838,749
Cash and cash equivalents, beginning of period	8,074,658	1,858
Cash and cash equivalents, end of period	$47,455,334	$8,840,607
Supplemental disclosure of non-cash financing activities:
Conversion of redeemable convertible preferred stock to common stock	$—	$7,076,952
Conversion of convertible promissory notes, including embedded derivative, to common stock	$—	$672,524

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

The Company has a history of incurring net losses and anticipates incurring additional losses until such time, if ever, that it can generate significant revenue from its product candidates currently in development. The Company’s primary source of capital has been the issuance of equity securities.

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

On May 26, 2021, the Company closed an underwritten public offering of 1,000,000 shares of its common stock at an offering price of $50.00 per share, for gross proceeds of $50.0 million. The net proceeds of the offering were approximately $46.6 million, after deducting underwriting discounts and issuance costs paid or payable by the Company.

As of the date these financial statements are issued, management believes that the current cash and cash equivalents are sufficient to fund operations and capital requirements for at least the next 12 months, including the remaining costs of its Phase 2a clinical trial in AD and PD (the “AD/PD Trial”) which finished treating patients in the third quarter of 2021 and a potential Phase 3 trial in AD, PD, or DS-AD. In order to fund additional planned Phase 3 trials, however, the Company will need to raise additional capital. There is no assurance that such financing will be available when needed or on acceptable terms.

(2) Summary of Significant Accounting Policies

(a) Basis of Presentation of Interim Unaudited Financial Statements

The interim financial statements included herein are unaudited. In the opinion of management, these statements include all adjustments, consisting of normal, recurring adjustments, necessary for a fair presentation of the financial position of Annovis at September 30, 2021, and its results of operations and its cash flows for the three and nine months ended September 30, 2021 and 2020. The interim results of operations are not necessarily indicative of the results to be expected for a full year. These interim unaudited financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2020 and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. The accompanying financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”). Any reference in these notes to applicable guidance is meant to refer to U.S. GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”). Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to such rules and regulations relating to interim financial statements.

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

(j) Income Taxes

The Company provides for income taxes using the asset and liability approach. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. As of September 30, 2021 and December 31, 2020, the Company has recorded a full valuation allowance against its deferred tax assets.

The Company is subject to the provisions of ASC 740, Income Taxes, which prescribes a more likely-than-not threshold for the financial statement recognition of uncertain tax positions. ASC 740 clarifies the accounting for income taxes by prescribing a minimum recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. There are currently no open federal or state tax audits. The Company has not recorded any liability for uncertain tax positions at September 30, 2021 or December 31, 2020.

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

The following table provides the carrying value and fair value of certain financial assets and liabilities of the Company measured at fair value on a recurring basis as of September 30, 2021 and December 31, 2020:

		Fair Value Measurement at
		September 30, 2021
	Carrying Value	Level 1	Level 2	Level 3
Cash and cash equivalents	$47,455,334	$47,455,334	$—	$—

		Fair Value Measurement at
		December 31, 2020
	Carrying Value	Level 1	Level 2	Level 3
Cash and cash equivalents	$8,074,658	$8,074,658	$—	$—

(4) Grant Receivable

In September 2019, as modified in September 2020, the Company received a Notice of Award for a $1.9 million grant from the National Institute on Aging of the National Institutes of Health (the “NIH”) to cover costs of long-term chronic toxicology studies of ANVS401 in rats and dogs. The Company began the long-term chronic toxicology studies in November 2019. The Company recognized grant income of $0 and $586,903 for the three months ended September 30, 2021 and 2020, respectively, and $36,754 and $952,602 for the nine months ended September 30, 2021 and 2020, respectively, in connection with the NIH grant. The Company received payments under the grant of $36,754 and $1,262,725 during the nine months ended September 30, 2021 and 2020, respectively. The Company recorded a grant receivable of $0 as of September 30, 2021 and December 31, 2020, and had no unreimbursed, eligible costs incurred under the grant. As of September 30, 2021, there were no remaining funds available under the grant.

(5) Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	September 30,	December 31,
	2021	2020
Prepaid insurance	$121,501	$26,542
Prepaid expenses	63,790	11,690
Security deposit	9,865	6,444
	$195,156	$44,676

(6) Accrued Expenses

Accrued expenses consisted of the following:

	September 30,	December 31,
	2021	2020
Payroll and related benefits	$243,684	$16,493
Accrued professional and clinical fees	548,842	216,198
Accrued license payments	38,333	3,833
	$830,859	$236,524

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

(8) Commitments and Contingencies

(a) Leases

The Company leases its office facilities under a month-to-month operating lease. Total rental expense was $13,410 and $10,394 for the three months ended September 30, 2021 and 2020, respectively and $36,600 and $31,209 for the nine months ended September 30, 2021 and 2020, respectively.

(b) License Agreement

The Company previously licensed the rights to certain chemical compounds, know-how and intellectual property rights that may be suitable for the development of human therapeutics from a subsidiary of Horizon Therapeutics, PLC (the “Licensor”). Under the license agreement, the Company pays a minimum annual commitment of $46,000 and is required to make milestone payments upon attainment of certain milestone events, royalties based on net sales of products covered by the patent-related rights and a portion of any sublicense income received by the Company. The Company has paid to the Licensor all annual fees through November 2020. At September 30, 2021 and December 31, 2020, the Company had accrued $38,333 and $3,833, respectively, in license payments under the term of this license, included in accrued liabilities. No milestones have been achieved as of September 30, 2021. The Licensor also granted the Company a buy-out option which may be exercised at any time during the term of the agreement at increasing amounts based on the achievement of certain milestones. The Company has the right to terminate the agreement at any time by giving 90 days advance notice subject to the payment of any amounts due under the agreement at that time. Expenses related to the license agreement are recognized in general and administrative expense in the statements of operations.

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

During the three months ended September 30, 2021, two securities class action complaints were filed against the Company and its executive officers following disclosure of interim results from the AD/PD Trial. Both complaints were subsequently voluntarily dismissed without prejudice by the plaintiffs.

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

(c) Preferred Stock

Preferred stock may be issued from time to time by the Board in one or more series. There was no preferred stock issued or outstanding as of September 30, 2021 or December 31, 2020.

(d) Warrants

In conjunction with the IPO, the Company granted the underwriters 100,000 warrants to purchase shares of Company common stock at an exercise price of $7.50 per share, which was 125% of the initial public offering price. The warrants have a five-year term and are exercisable commencing January 29, 2021. During the nine months ended September 30, 2021, 97,600 of the warrants were tendered to the Company by the holders pursuant to cashless exercises. As of September 30, 2021 and December 31, 2020, 2,400 and 100,000 of the warrants were outstanding, respectively. The Company accounts for the warrants as a component of stockholders’ equity.

(10) Share-Based Compensation

Effective upon the closing of the Company’s IPO on January 31, 2020, the Company’s 2019 Equity Incentive Plan (the “2019 Plan”) became effective, succeeding the Company’s previous plan (see Note 1). As of the effective date of the 2019 Plan, the previous plan had 352,282 options outstanding 2019 Plan and no new awards may be issued under the previous plan, although shares subject to grants which are cancelled or forfeited will again be available under the 2019 Plan. Effective June 1, 2021, the 2019 Plan was amended to increase the number of shares authorized to be issued from 1,000,000 shares to 2,000,000. As of September 30, 2021, 1,084,464 shares were available for future grants.

During the nine months ended September 30, 2021, the Company granted options to purchase 84,200 shares of common stock at an exercise price of $102.85 per share to employees, members of its board of directors and consultants. Under the grant agreements, all of the options vest in substantially equal quarterly installments over two years and have a 10-year term. The options granted during the nine months ended September 30, 2021 were valued using the Black Scholes option pricing model using the following assumptions: (i) expected term of 5.6 years; (ii) risk free interest rate of 0.87%; (iii) expected volatility of 104.0%; and (iv) dividend yield of 0.0%. The weighted-average grant date fair value of options issued by the Company during the nine months ended September 30, 2021 was $80.76 per share.

Share-based compensation expense, including the fair value of stock awards to consultants and advisors, for the three months ended September 30, 2021 and 2020 was $785,942 and $629,017, respectively, and for the nine months ended September 30, 2021 and 2020 was $817,911 and $1,740,289, respectively. As of September 30, 2021, there were

1,035,853 options outstanding, of which 951,653 were vested and exercisable. As of December 31, 2020, there were 1,111,466 options outstanding, of which 1,061,466 were vested and exercisable.

(11) Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Numerator:
Net loss	$(2,848,216)	$(1,006,354)	$(8,572,491)	$(3,757,434)
Denominator:
Weighted-average common shares outstanding, basic and diluted	8,099,103	6,871,554	7,466,443	6,113,400

Net loss per share, basic and diluted	$(0.35)	$(0.15)	$(1.15)	$(0.61)

The Company reported a net loss for the three and nine months ended September 30, 2021 and 2020, therefore, the basic and diluted net loss per share are the same in the respective period because the inclusion of potential common shares would have an anti-dilutive effect. Potential shares of common stock that are excluded from the computation of diluted weighted-average shares outstanding are as follows:

	September 30,
	2021	2020
Stock options	1,035,853	1,113,847
Warrants	2,400	100,000

In addition, common shares issuable upon the conversion of the Notes were excluded for all periods in which the Notes were outstanding.

(12) Income Taxes

The Company’s income tax benefit (expense) was $0 for the three and nine months ended September 30, 2021 and 2020. The Company has recorded a valuation allowance to reduce its net deferred tax asset to an amount that is more likely than not to be realized in future years. Accordingly, the benefit of the net operating loss (“NOL”) that would have been recognized in the three and nine months ended September 30, 2021 and 2020 was offset by changes in the valuation allowance.

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

As of September 30, 2021, and December 31, 2020, the Company had not recorded any liability for uncertain tax positions, accrued interest or penalties thereon, and no amounts have been recognized in the Company’s statements of operations.

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

In collaboration with the Alzheimer’s Disease Cooperative Study (“ADCS”) we are conducting a trial in 24 early AD patients (the “ADCS Trial”). Under an agreement with UC San Diego, where ADCS is located, we have contracted to provide study supplies at our cost but the remaining costs of the ADCS Trial are paid for by the National Institutes of Health (“NIH”). We are also conducting a Phase 2a clinical trial in 14 AD and 54 PD patients (the “AD/PD Trial”) which finished treating patients in August 2021. Both clinical trials are double-blind, placebo-controlled studies.

The extent to which the COVID-19 pandemic could have a material impact on our current or future clinical trials is dependent on the spread of the disease and government and healthcare system responses to such spread, which are presently highly uncertain. We continue to evaluate the potential impact.

We have never been profitable and have incurred net losses since inception. Our accumulated deficit at September 30, 2021 was $22,811.6 thousand. We expect to incur losses for the foreseeable future, and we expect these losses to increase as we continue our development of, and seek regulatory approvals for, our product candidates. Because of the numerous risks and uncertainties associated with product development, we are unable to predict the timing or amount of increased expenses or when, or if, we will be able to achieve or maintain profitability.

Results of Operations

Operating expenses and other income (expense) were comprised of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

	(in thousands)		(in thousands)
Operating expenses:
Research and development	$1,380.8	$718.9	$5,594.9	$1,641.8
General and administrative	1,473.0	884.9	3,022.2	3,088.7
Other income (expense):
Change in fair value of derivative liability	—	—	—	(26.5)
Interest income, net	5.6	10.5	7.9	47.0
Grant income	—	586.9	36.8	952.6

Three Months Ended September 30, 2021 and 2020

Research and Development Expenses

Research and development expenses increased by $661.9 thousand for the three months ended September 30, 2021 compared to the prior year period. The increase was primarily the result of an increase of $715.8 thousand in expenses related to our clinical trials. For the year ending December 31, 2021, we expect research and development expenses to be higher than the prior year as we complete our AD/PD Trial and commence the planning of a Phase 3 study.

General and Administrative Expenses

General and administrative expenses increased by $588.1 thousand for the three months ended September 30, 2021 compared to the prior year period. The increase was primarily the result of an increase in conference expenses, professional fees and recruiting expenses. We expect general and administrative expenses in 2021 will be higher as compared to 2020 due to increased personnel expenses.

Interest Income, Net

Interest income, net decreased $4.9 thousand for the three months ended September 30, 2021 compared to the prior year period. The decrease was primarily the result of lower interest rates compared to the prior year period.

Grant Income

Grant income decreased $586.9 thousand for the three months ended September 30, 2021 compared to the prior year period. The income relates to a grant from the NIH to reimburse the costs of our long-term toxicology studies in rats and dogs, which was substantially completed in 2020.

Nine months Ended September 30, 2021 and 2020

Research and Development Expenses

Research and development expenses increased by $3,953.1 thousand for the nine months ended September 30, 2021 compared to the prior year period. The increase was primarily the result of an increase of $3,800.6 thousand in expenses related to our clinical trials and an increase of $540.5 thousand in personnel expenses, including share-based compensation expense, partially offset by a decrease of $451.5 thousand in expenses related to our long-term toxicology studies. For the year ending December 31, 2021, we expect research and development expenses to be higher than the prior year as we complete our AD/PD Trial and commence the planning of a Phase 3 study.

General and Administrative Expenses

General and administrative expenses decreased by $66.5 thousand for the nine months ended September 30, 2021 compared to the prior year period. The decrease was primarily the result of a decrease in share-based compensation expense of $1,119.9 thousand, partially offset by an increase in accrued incentive compensation expense, conference expenses and an increase in recruiting expenses. We expect general and administrative expenses in 2021 will be higher as compared to 2020 due to increased personnel expenses.

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

Interest Income, Net

Interest income, net decreased $39.1 thousand for the nine months ended September 30, 2021 compared to the prior year period. The decrease was primarily the result of lower interest rates compared to the prior year period.

Grant Income

Grant income decreased $915.8 thousand for the nine months ended September 30, 2021 compared to the prior year period. The income relates to a grant from the NIH to reimburse the costs of our long-term toxicology studies in rats and dogs, which was substantially completed in 2020.

Liquidity and Capital Resources

Since our inception in 2008, we have devoted most of our cash resources to research and development and general and administrative activities. We have financed our operations primarily with the proceeds from the sale of common stock, redeemable convertible preferred stock, and convertible promissory notes and funding from research grants. To date, we have not generated any revenues from the sale of products, and we do not anticipate generating any revenues from the sales of products for the foreseeable future. We have incurred losses and generated negative cash flows from operations since inception. As of September 30, 2021, our principal source of liquidity was our cash, which totaled $47,455.3 thousand.

Equity Financings

We closed our IPO on January 31, 2020, raising gross proceeds of $13,800.0 thousand and net proceeds of $12,034.4 thousand, after deducting underwriting discounts and commissions and issuance costs paid by us, in the nine months ended September 30, 2020.

We closed an equity offering on May 26, 2021, raising gross proceeds of $50,000.0 thousand and net proceeds of $46,648.4 thousand, after deducting underwriting discounts and commissions and issuance costs paid or payable by us, in the nine months ended September 30, 2021.

Debt Financings

In March 2019 we issued $530.0 thousand principal amount of convertible promissory notes. Upon the closing of our IPO on January 31, 2020, the outstanding convertible promissory notes plus accrued interest converted into 118,470 shares of our common stock at a 20% discount to the public offering price.

Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities.

	Nine Months Ended
	September 30,
	2021	2020

	(in thousands)
Statement of Cash Flows Data:
Total net cash provided by (used in):
Operating activities	$(7,362.8)	$(3,204.9)
Financing activities	46,743.5	12,043.6
Increase in cash and cash equivalents	$39,380.7	$8,838.7

Operating Activities

For the nine months ended September 30, 2021, cash used in operations increased $4,157.9 thousand compared to the same period in the prior year. The increase in cash used in operations was primarily the result of the ongoing costs of our AD/PD Trial.

We expect cash used in operating activities to increase in 2021 as compared to 2020 due to an expected increase in our operating losses associated with ongoing development of our product candidates, including our AD/PD Trial.

Financing Activities

Cash provided by financing activities was $46,743.5 thousand during the nine months ended September 30, 2021, attributable to net proceeds from our equity offering of approximately $46,648.4 thousand and proceeds from the exercise of stock options of $95.1 thousand.

Cash provided by financing activities was $12,043.6 thousand during the nine months ended September 30, 2020, attributable to net proceeds from our IPO of $12,034.4 thousand, and proceeds from the exercise of stock options of $9.2 thousand.

Funding Requirements

We expect that current cash and cash equivalents will be sufficient to fund our operations and capital requirements for at least the next 12 months. We believe that these available funds will be sufficient to complete our Phase 2a clinical trials for ANVS401 which finished treating patients in August 2021, and to complete a Phase 3 study in AD, PD, or DS-AD patients for this product candidate. However, it is difficult to predict our spending for our product candidates prior to obtaining FDA approval. Moreover, changing circumstances may cause us to expend cash significantly faster than we currently anticipate, and we may need to spend more cash than currently expected because of circumstances beyond our control.

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

Discussion of Critical Accounting Policies and Significant Judgments and Estimates

The preparation of financial statements in conformity with GAAP requires us to use judgment in making certain estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses in our financial statements and accompanying notes. Critical accounting policies are those that are most important to the portrayal of our financial condition and results of operations and require difficult, subjective and complex judgments by management in order to make estimates about the effect of matters that are inherently uncertain. During the three months ended September 30, 2021, there were no significant changes to our critical accounting policies from those described in our annual financial statements for the year ended December 31, 2020, which we included in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

Signature	Title	Date

/s/ MARIA MACCECCHINI	President and Chief Executive Officer (principal	November 3, 2021
Maria Maccecchini	executive officer)

/s/ JEFFREY MCGROARTY	Chief Financial Officer (principal financial and	November 3, 2021
Jeffrey McGroarty	accounting officer)