Form 10-K
period 2021-12-31
Annovis Bio, Inc.
filed 2022-03-02
CIK 1477845

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

(610) 727-3913

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, par value $0.0001 per share	ANVS	New York Stock Exchange

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

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

As of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $481,819,080 based on the closing sale price as reported on the NYSE American.

The number of shares of the issuer’s common stock outstanding as of March 1, 2022, was 8,163,923.

Documents Incorporated by Reference

Certain portions, as expressly described in this report, of the registrant’s proxy statement for the 2022 Annual Meeting of the Stockholders to be held June 2, 2022 are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

●	We have incurred significant net losses since inception and anticipate that we will continue to incur net losses for the foreseeable future and may never achieve or maintain profitability.
●	We will require additional capital to fund our operations, and if we fail to obtain necessary funding, we may not be able to complete the development and commercialization of our product candidates.
●	We are heavily dependent on the success of Buntanetap, our lead product candidate, which was formerly called ANVS401, which is still under clinical development, and if it does not receive regulatory approval or is not successfully commercialized, our business may be harmed.
●	We have concentrated our research and development efforts on the treatment of Alzheimer’s disease and Parkinson’s disease, both of which have seen limited success in drug development.
●	Clinical trials are expensive, time-consuming, difficult to design and implement, and involve an uncertain outcome.
●	Results of preclinical studies and early clinical trials may not be indicative of results obtained in later trials or later phases of trials.
●	We face significant competition from other biotechnology and pharmaceutical companies and our operating results will suffer if we fail to compete effectively.
●	The successful commercialization of Buntanetap and any other product candidates we develop will depend in part on market acceptance; the extent to which governmental authorities and health insurers establish adequate coverage, reimbursement levels, and pricing policies; and our sales, marketing and distribution capabilities.
●	We currently rely on third-parties for the production of clinical supply of Buntanetap and for the conduct, supervision and monitoring of our clinical trials. If those third parties do not successfully carry out their contractual duties, or if they perform in an unsatisfactory manner, it may harm our business.
●	Enacted and future healthcare and other legislation may increase the difficulty and cost for us to obtain marketing approval of and commercialize our product candidates, if approved, increase the liabilities to which we may become subject, and affect the prices we may set or the manner in which we conduct and plan to conduct our business.
●	If we are unable to obtain, maintain and defend patent protection for our technology and products or if the scope of the patent protection obtained is not sufficiently broad, we may not be able to compete effectively in our target markets.

PART I

Item 1. Business.

Our Company

Annovis Bio, Inc. is a clinical stage, drug platform company addressing neurodegeneration, such as Alzheimer’s disease (“AD”) and Parkinson’s disease (“PD”). We are developing our lead compound, Buntanetap, formerly called ANVS401, for AD, PD and other chronic neurodegenerative diseases, including AD in Down syndrome (“AD-DS”). Buntanetap is a small, once a day, orally administered, brain penetrant compound. In several studies, Buntanetap inhibited the synthesis of neurotoxic proteins—APP/Aβ (“APP”), tau/phospho-tau (“tau”) and α-Synuclein (“αSYN”)—that are the main cause of neurodegeneration. High levels of neurotoxic proteins lead to impaired axonal transport, which is responsible for the communication between and within nerve cells. When that communication is impaired, the immune system is activated and attacks the nerve cells, eventually killing them. We have shown in our clinical and pre-clinical studies that Buntanetap lowered neurotoxic protein levels leading to improved axonal transport, reduced inflammation, lower nerve cell death and improved function.

We recently completed two Phase 2a clinical trials. In 2021 we completed a Phase 2a clinical trial in 14 AD and 54 PD patients (the “AD/PD Trial”) which began treating patients in August 2020. In collaboration with the Alzheimer’s Disease Cooperative Study (“ADCS”) we conducted a trial in 16 early AD patients (the “ADCS Trial”). Both clinical trials were double-blind, placebo-controlled studies. We designed the two Phase 2a studies by applying our understanding of the underlying disease states in neurodegeneration and measured not just target, but also pathway validation in the spinal fluid of these patients. In addition to meeting its primary and secondary endpoints, our AD/PD Trial met exploratory endpoints of measures of biomarkers and improvements in cognition in AD patients and function in PD patients. Since the completion of the AD/PD Trial, we submitted data to the U.S. Food and Drug Administration (“FDA”) and requested direction to further pursue the development of Buntanetap in PD patients. Following that guidance, we plan to initiate a Phase 3 study in early PD patients in the first half of 2022, and to initiate a Phase 3 study in advanced PD patients following an interim analysis of data from the Phase 3 study in early PD patients. We also plan to continue the development of Buntanetap for AD after we have received FDA feedback on our AD program. By the end of 2024, we expect to have conducted the foregoing three pivotal studies for Buntanetap, and to have filed one new drug application (“NDA”) with the FDA.

We believe that we are the only company developing a drug for AD and PD that inhibits more than one neurotoxic protein and has a mechanism of action designed to restore nerve cell axonal and synaptic activity. By improving axonal transport in the brain, we expect to treat memory loss and dementia associated with AD as well as body and brain function in PD. We believe that Buntanetap has the potential to be the first drug to interfere with the underlying mechanism of neurodegeneration. The industry has encountered challenges in targeting specifically one or the other neurotoxic protein, be it APP, tau or αSYN, indicating that targeting one neurotoxic protein alone does not change the course of neurodegeneration. Our goal is to develop a disease modifying drug (“DMD”) for patients with neurodegeneration by leveraging our clinical and pre-clinical data in inhibiting at least the three most relevant neurotoxic proteins. AD and PD are two of the largest medical needs of the aging U.S. population, and two potentially large markets, once a DMD has been developed and approved. We desire to demonstrate Buntanetap’s efficacy in both indications.

Mechanism of Action

Our lead compound, Buntanetap, is an oral translational inhibitor of neurotoxic aggregating proteins (“TINAP”). It inhibits the translation of APP, tau and αSYN. To understand how it inhibits translation, we undertook two complementary approaches: a macro approach to examine all proteins in the cell whose translation is affected by Buntanetap and a micro approach to study the mechanism of action using molecular biology to understand and validate the binding and function.

First, the non-biased proteomics approach was applied to explore what proteins in the total protein universe were specifically downregulated by Buntanetap. The results demonstrated that, in addition to the proteins already known to be reduced by Buntanetap, other neurotoxic aggregating proteins - huntingtin protein (“HTT”) and TDP43 - were downregulated as well.

A detailed analysis of the reduction of these protein levels was conducted in five different laboratories using multiple methodologies. It revealed that the mRNAs of these proteins have a special region, an atypical stem loop, that is preserved and responsible for their translation. When this region is bound to an RNA binding protein, the mRNA is not translated. When this region is free, the mRNA is translated. In neurodegenerative conditions, the mRNA coding for these neurotoxic proteins is over-translated, produces high levels of these proteins and causes them to become toxic. Buntanetap specifically increases the affinity between this special region and the RNA binding protein, thereby preventing the mRNA from being released and translated.

This leads to lower translation, lower levels of neurotoxic proteins, and less toxicity in the brain. By preventing the overexpression of these neurotoxic proteins, Buntanetap reverses the downstream toxic cascade that leads to neurodegeneration and reinstates homeostasis.

This rigorous approach to understanding the mode of action shows that while Buntanetap does lower the levels of more than one neurotoxic protein, it is exquisitely specific for the atypical stem loops in the mRNAs of these proteins.

The following illustration shows the mechanism of action of Buntanetap:

IRP-1
AUG
APP/aSYN/tau
5'
3'
IRE RNA stem loop
IRP-1 binding to IREs of APP, tau and aSYN inhibits their translation
+ Buntanetap
IRP-1
AUG
APP/aSYN/tau
5'
3'
IRE

The special region in the mRNA is a 5’UTR iron responsive element (“IRE”) present in all mRNAs of neurotoxic aggregating proteins. The RNA binding protein is the Iron Regulatory Protein -1 (“IRP1”) that specifically binds the IREs of neurotoxic aggregating proteins.

The Toxic Cascade Leading to Nerve Cell Death and Loss of Function

The toxic cascade in neurodegeneration begins with high levels of neurotoxic proteins which lead to impaired axonal transport, inflammation, death of nerve cells and loss of cognition and motor function. Buntanetap and ANVS405 have a mechanism of action we believe to be unique that allows them to inhibit the over-translation of and reduce the levels of APP, tau and αSYN, which play a central role in the pathogenesis of both AD and PD. That leads us to believe that Buntanetap is a promising drug for the treatment of both AD and PD. Our approach is innovative in that we do not have a single therapeutic target for a single disease; instead, we are developing one drug that targets the mRNAs of multiple neurotoxic proteins, applicable to multiple diseases.

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

ANVS401 IMPROVES AXONAL TRANSPORT AND **IMPEDES THE TOXIC CASCADE**

In our AD/PD Trial, we showed that Buntanetap reduced levels of neurotoxic proteins, improved axonal transport and synaptic function, reduced inflammation, improved the health of nerve cells and improved cognition and function in AD and PD patients.

In animals we have seen that by reducing the levels of multiple neurotoxic proteins, Buntanetap reversed the toxic cascade. We have been able to reverse the entire toxic cascade in animals and recover function, be it in the brain, the body, or the eyes.

Pipeline

Our pipeline consists of: Buntanetap for chronic neurodegeneration - including AD and PD; ANVS405 to treat acute neurodegeneration – including traumatic brain injury (“TBI”) and stroke; and ANVS301 for advanced AD.

Buntanetap

Our lead compound, Buntanetap, is an orally administered drug being developed for chronic indications such as AD and PD because in preclinical studies it improved axonal transport in these diseases by inhibiting the overproduction of neurotoxic proteins that kill nerve cells. The compound was tested in three Phase 1 clinical studies that showed it to be well tolerated. This safety data is applicable to the clinical development of Buntanetap for AD, PD and other chronic neurodegenerative disorders. We have completed two Phase 2a clinical trials for Buntanetap.

ANVS405

For acute indications, we are developing ANVS405, focused on protecting the brain after TBI and/or stroke. ANVS405 is the same compound as Buntanetap but it is given intravenously in cases of acute head and brain trauma. ANVS405 was given to rats as an injectable after TBI to ensure that it would reach the brain in less than 15 minutes rather than 1.5 hours. TBI rats that were treated with ANVS405 after the insult exhibited enhanced memory and learning and lower microglia activation, a measure of inflammation. The program has been funded by a grant from the U.S. Army which has been completed, and we plan to seek additional grant funding to further the development of ANVS405 for acute indications of brain and nerve trauma. We plan to conduct a follow-on study to evaluate the effect of ANVS405 administered to TBI rats at various intervals post-injury to determine how long after a TBI we can effectively treat a patient. We would then seek further funding to conduct the toxicology and pharmacokinetics (“PK”) studies in animals, file the initial new drug application (“IND”), conduct the safety and PK studies in humans and continue with Phase 2 and Phase 3 efficacy studies.

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

Clinical Trials

Phase 2 AD/PD Trial

In 2021, we completed a Phase 2a clinical trial of Buntanetap in 14 AD and 54 PD patients (the “AD/PD Trial”) which was conducted in 12 sites in the U.S. The AD/PD Trial was a double-blind placebo-controlled study which treated mild to moderate AD and PD patients for approximately 25 days. The study was designed to assess the safety, tolerability, and PK of Buntanetap. The study met its primary and secondary endpoints. The study also met exploratory endpoints of measures of biomarkers and improvements in cognition in AD patients and function in PD patients.

The study was conducted in two parts. The first part of the trial was in 14 AD patients and 14 PD patients. Patients were randomly assigned to receive either 80 mg of Buntanetap or placebo once per day. The second part of the trial was a dose response analysis in 40 PD patients in which patients were randomly assigned to receive 5 mg, 10 mg, 20 mg, or 40 mg of Buntanetap once per day. In all patients, we measured levels of neurotoxic proteins, neurotransmitters, neurotrophic factors, inflammation, and nerve cell death as well as cognitive and functional improvements.

Safety and PK

Safety results show that Buntanetap was safe and well-tolerated in all dose groups. No series adverse events were reported. PK parameters for Buntanetap in plasma of AD and PD patients were similar to those seen in Phase 1 in our single ascending dose (“SAD”) and multiple ascending dose (“MAD”) studies in healthy volunteers and in a proof-of-concept study in mild-cognitive impaired (“MCI”) patients.

Reduction of Neurotoxic Proteins

Buntanetap administration for 25 days lowered secreted APP α and β as well as total-tau and phosphorylated-tau levels in AD patients and alpha-synuclein levels in PD patients. APP and its downstream products and tau are the neurotoxic proteins involved in AD while αSYN is the primary neurotoxic culprit of PD.

Changes in Biomarkers After 25 Days Treatment with Buntanetap

* All values are in comparison to placebo based on all data points.

Cerebrospinal fluid (“CSF”) was extracted before starting the study at baseline and at time 0 to 6 hours at the end of the study in both placebo and Buntanetap treated patients. The values from time 0 to 6 hours were pooled to lower variability and the placebo values were deducted from the treated values. In all but one case we saw that the levels in Buntanetap treated patients were lower than in placebo patients.

Inflammation

Buntanetap reduced inflammation in both AD and PD patients, shown by Complement C3, YKL-40, GFAP and sTREM2.

Changes in Inflammatory Markers after 25 Days Treatment with Buntanetap

*All values are in comparison to placebo based on all data points.

Again, CSF was extracted at baseline and for 6 hours after the study and the values of the placebo patients were subtracted from the Buntanetap treated patients. We see that inflammatory markers are generally reduced in both patient populations.

Axonal and Synaptic Function

Buntanetap reduced neurofilament light (“NFL”) levels in both AD and PD patients, suggesting an improvement in axonal integrity. Buntanetap also reduced neurogranin (“NG”) levels in both AD and PD, suggesting more intact synaptic functions.

Changes in Synaptic Markers after 25 Days Treatment with Buntanetap

*All values are in comparison to placebo based on all data points.

The same CSF as above was used to measure neurofilament light and neurogranin before and after treatment and to compare Buntanetap patients to placebo. In both patient populations neurofilament light and neurogranin are lower in treated than in placebo patients.

These results confirm that Buntanetap reduces neurotoxic proteins, thus rescues axonal transport, reduces inflammation, and protects synaptic functions.

Cognition in AD Patients

We performed ADAS-Cogs and WAIS coding tests to evaluate Buntanetap’s effects on AD patients’ cognition.

* P<0.05

ADAS-Cog11 was performed at the beginning of the study at baseline and at the end at 25 days in the Buntanetap-treated and the placebo groups. Since the study was not powered for efficacy, we were surprised to see that ADAS-Cog11 improved by 4.4 points, a statistically significant improvement of 30%. At 25 days the treated group is 3.3 points better than placebo, an improvement of 22%.

* P<0.05

The WAIS coding test measures speed in movement and thinking. Treated AD patients show a 6.6 point or 23% statistically significant improvement from baseline and a 4.9 point or 16% improvement from placebo.

Motor Function in PD Patients

In Parkinson’s disease we pooled the original 14 PD with the additional 40 PD patients and looked at the MDS-UPDRS and WAIS coding tests to evaluate Buntanetap’s effects on PD patients’ mobility and functionality. We dosed the 54 PD patients once per day either 5mg, 10mg, 20mg, 40mg or 80mg Buntanetap treatment or placebo. We found a statistically significant improvement in Part II, III and IV individually. Specifically, Part III of the MDS-UPDRS measures the motor functions and has long been used as a standard to assess drugs’ effects on patients’ mobility.

**p<0.01

We combined the two best doses 10 and 20 mgs and all doses and saw an improvement of 3.7 (21%) for 10 and 20 mg and of 2.43 (13.4%) for all doses combined compared to baseline.

* p<0.05 ** P<0.01 *** P<0.001

In the WAIS coding test, PD patients show a statistically significant improvement both from baseline (17.1% for 10+20mg; 13.5% for all doses combined) and from placebo (27.1% for 10+20mg; 23.4% for all doses combined).

ADCS Trial

We recently completed a double-blind, placebo-controlled Phase 2a study in early AD patients in conjunction with the ADCS. We treated patients for four weeks with Buntanetap and measured target and pathway engagement in the spinal fluid. This means that we measured levels of neurotoxic proteins, neurotransmitters, neurotrophic factors, inflammation and nerve cell death as well of cognitive improvement. Since Buntanetap is a translation inhibitor, we also measured the rate of synthesis and degradation of Aβ to show that our drug changes the speed of translation. Under an agreement with UC San Diego, where ADCS is located, we contracted to provide study supplies and PK analysis at our cost but the remaining costs of the ADCS Trial are paid for by the NIH. The study ended after 16 patients were enrolled and treated. It was conducted in six sites in the U.S., including the University of California San Diego, Johns Hopkins, Indiana University, Washington University, Cleveland Clinic, and Columbia University. Data from this trial is expected in the first half of 2022.

Phase 1 Studies

Three phase 1 clinical studies have been completed with Buntanetap. Clinical studies with single and repeated daily oral administration of Buntanetap tartrate showed Buntanetap to be well tolerated up to doses of 80 mg once a day or 60 mg four times a day. A single dose of 160 mg was associated with an increased incidence of nausea and vomiting; therefore, higher doses were not tested. Buntanetap is not an AChE inhibitor, but its N1 dimethyl metabolite has some AChE inhibitor activity and may be responsible for these observations. The only consistent adverse events (“AEs”) seen were dizziness/fainting and headaches. These effects were seen to varying degrees at all doses of Buntanetap and in the placebo group. There were no serious AEs in any of the clinical studies. In the repeat dose studies, treatment with 60 mg four times a day was not associated with any side effects not also seen in placebo.

Proof-of-Concept Study in Humans

In the human proof-of-concept (“POC”) study, four patients with MCI were treated for 10 days with Buntanetap with a dose of 60 mg four times a day (240 mg/day), which we knew from a previous safety study to be a well-tolerated level. CSF and plasma were drawn over 12 hours on Day 0 before any administration of Buntanetap and on Day 11 after the last administration of Buntanetap. During each 12-hour period, a total of nine CSF samples were taken and levels of Buntanetap and metabolites were measured in plasma and CSF at all time points.

Pharmacokinetics

Buntanetap’s PK in plasma corresponded to what we had seen in the previous clinical safety studies: a half-life of five hours. In CSF, however, Buntanetap showed a much longer half-life of over 12 hours. We conducted an identical experiment in rats, where it is possible to measure the PK of Buntanetap in plasma, CSF and brain. By taking the human plasma/CSF and rat plasma/CSF/brain levels, we were able to extrapolate to the human brain levels and calculate them to be eight times higher than plasma levels. This is consistent with the data we have in mice, where in several studies, Buntanetap levels were found to be approximately six to eight times higher in brain than in plasma.

Buntanetap’s extended presence in the brain is matched by an extended effect, reducing levels of APP, tau and αSYN for the whole 12-hour period tested. The extended effect of Buntanetap in the four human patients was consistent with the preclinical data in rodent brains.

The persistence of Buntanetap in the CSF and brain and the extended pharmacodynamic effect observed make Buntanetap a good candidate for once-a-day dosing. Extrapolated brain levels of Buntanetap at 60 mg four times a day were far in excess of levels we believe are required to down-regulate APP and αSYN. The doses of Buntanetap needed to lower the levels of neurotoxic proteins are similar for the toxic proteins, suggesting similar dosing in AD and PD. We further compared Buntanetap brain levels of mice that showed improved memory, learning and colonic motility and calculated that the optimum brain levels measured were between 150 and 500 nM. Using three different extrapolation/comparison calculations we calculated that a daily dose of 5mg to 60 mg should achieve potentially desired brain levels in humans.

Pharmacodynamics

Buntanetap pharmacodynamics was performed on the same 18 CSF samples taken from each person as above. Since we had data for four patients with 18 time points each, it was possible to conduct statistical analysis of the data using a repeated measure mixed model analysis of variance. The p-value represents the probability that the difference between compared groups is due to chance rather than drug effect, and when that probability is less than 5%, or p<0.05, the result is considered statistically significant. FDA evidentiary standards for drug approval require that the trial design must permit a valid comparison with a control group to permit a quantitative assessment of the effect of the drug, which may include demonstration of statistical significance.

Comparison with Healthy Volunteers

We also compared the levels found in four healthy volunteers with the levels seen in the four MCI patients before and after 10 days of Buntanetap administration. The heathy volunteers did not go through the entire study as did the MCI patients. They gave one CSF sample taken by lumbar puncture in the morning and that sample was only used to measure sAPPα, sAPPβ and tau.

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

We used the same 18 samples collected from the CSF of the mildly cognitive impaired patients and measured four inflammatory factors and one control factor. In accordance with our hypothesis the levels of inflammatory markers were significantly reduced. We also measured Factor FH, a complement regulatory protein, as our control factor. As we had expected, Factor FH was not downregulated by Buntanetap.

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

Preclinical Animal Studies

By inhibiting the overexpression of neurotoxic proteins, Buntanetap improved or prevented the symptoms associated with chronic as well as acute neurodegeneration in several animal models.

APP/PS1 Transgenic Mouse Model of AD

APP/PS1 AD transgenic (“tg”) mice were treated for one month with Buntanetap, before behavioral evaluation. Buntanetap improved spatial-working memory in a 2-day radial arm water maze test in this mouse AD model at a 25 mg/kg oral dose and showed a dose response at 10 mg/kg oral dose. In the same study Buntanetap improved synaptic function and long-term potentiation in hippocampal slices at both doses in a dose-dependent fashion. Buntanetap treatment did not affect wild-type mice.

Trisomic Mouse Model of AD-DS

DS trisomic mice display several abnormal behaviors reminiscent of AD, including memory loss. They have elevated levels of APP that has been shown in mice to contribute to deficient memory and learning, cognitive impairment as well as dementia. DS trisomic mice are used as a model for AD, because they exhibit similar deficits as seen in AD. Thus, we considered whether Buntanetap could re-establish healthy behavior in these mice like that seen in wild-type mice. We measured the rate of spontaneous alternations in a Y-maze and found that the alternation rate is significantly lower in DS trisomic mice versus wild-type mice reflecting impaired working memory. While Buntanetap treatment increased alternation rate in DS trisomic mice it had no obvious effects in wild-type mice. We also found an effect on the exploratory activity reflected by the number of arm entries, again reflecting impaired working memory. All DS trisomic mice treated with Buntanetap displayed improved working memory to a variable extent.

SNCAA53T and SNCAA30P Mouse Models of PD

We used these PD tg mice as models of early gastrointestinal dysfunction, which is common in PD patients and precedes the onset of motor symptoms by many years to decades. Untreated PD tg mice resemble pre-Parkinson’s patients, showing symptoms of constipation by three months of age. Here we assessed the colonic motility by measuring the time required to expel a glass bead inserted into the colon at four and seven months of age. Buntanetap statistically significantly (p=0.034 at four months and p=0.0001 at seven months) decreased the bead expulsion time between Buntanetap treated and placebo treated mice; thus, it improved the colonic motility of PD tg mice. Furthermore, even after we stopped treatment for nine weeks, the constipation was still reduced.

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

Stroke Mice

Buntanetap was tested in a stroke model, in which mice were challenged with MCAo-induced stroke (middle carotid artery occlusion induced stoke) and after four weeks, the number of surviving neurons was quantified. After four weeks the locomotor function, behavior, and cognition of these mice were also evaluated.

Buntanetap in combination with pifithrin-α (PFT-α) given to mice after the induced stroke improved mice locomotor activity and cognitive function. While both treatments yielded improvements in locomotor and cognitive function, the combined Buntanetap/PFT-α treatment proved able to enhance stroke-induced endogenous neurogenesis and improve the functional recovery in stroke animals. The combined treatment also significantly improved cognitive function more than the single treatment with PFT-α

Markets

With a potential market for neurodegenerative diseases estimated at more than $100 billion annually, most pharma companies have a program studying some aspect of nerve and brain degeneration. None of these approaches have resulted in a drug that improves cognition. Some newer approaches target tau, whose expression is more closely associated with cognitive decline. Similarly, for PD, several companies are trying to inhibit αSYN. So far, neither drugs attacking tau nor αSYN have shown positive results. Hence there is an enormous need for a different disease-modifying strategy. There is more than one neurotoxic protein in the brain of AD and of PD patients, and the same neurotoxic proteins are involved in the pathogenesis of AD and PD. A significant portion of AD patients’ brains display mixed PD pathology and vice versa. Therefore, just attacking one of these proteins may result in no or lower efficacy than attacking them all. We are unaware of any other person or entity that is working on inhibiting more than one neurotoxic protein and tackling more than one neurodegenerative disorder at the same time. To prove that this approach is possible, we are studying the effects of Buntanetap on the levels of several neurotoxic proteins and other surrogate markers, in parallel, in AD and PD patients.

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

A therapy that only addresses Aβ, tau or αSYN will not help people with mixed pathologies. Since Buntanetap inhibits more than one neurotoxic protein, it is possible that by halting the cascade of toxic proteins, it might stop or slow AD, PD and mixed pathology diseases at all stages of development.

Approaches and Competition

Alzheimer’s Disease in Orphan Indications

There are two orphan indications that represent AD: one is AD-DS and the other is early onset familial AD (“EOFAD”). To date very little work has been done in these indications but several studies in AD-DS or EOFAD are planned, ongoing or completed but results have either not been published or have been negative.

Alzheimer’s Disease Approaches

Drug development for AD has proven to be very difficult. Drugs which have been approved for the treatment of AD include cholinesterase inhibitors (tacrine, donepezil, rivastigmine, galantamine) and an N-methyl-D-aspartate receptor antagonist (memantine). Many failures in AD drug development have occurred, with both small molecules and immunotherapies failing to show a drug/placebo difference or having unacceptable toxicity.

Most clinical trials conducted have addressed amyloid targets. Since Aβ accumulates for years before the symptoms of AD are visible, some pharmaceutical companies are testing their drugs earlier, including cognitively normal people or those who have genetic profiles that place them at high risk for developing AD.

An increasing number of agents are directed at tau-related targets. Neurofibrillary tangles are one of two major pathological hallmarks of AD. Correlation studies conducted by Braak and Braak demonstrate that neurofibrillary tangle burden more closely correlates with cognitive decline than amyloid plaque load. Several phase 3 studies conducted with tau approaches have failed. There are still several anti-tau approaches in the clinic.

In summary, at present there are no disease-modifying agents on the market. The first large effort to develop a DMD for AD has targeted Aβ42, but all Aβ42 approaches to date have failed. The first companies testing tau have shown negative results. Many companies have pulled out of AD research and are waiting to see what approach might have a better outcome. Since the AD brain contains several neurotoxic proteins—amyloid precursor protein and its toxic fragments Aβ42 and IC99, a well as tau and αSYN—a DMD drug needs to target more than just one toxic protein to be efficacious. We believe that Buntanetap is the only drug that satisfies this criterion.

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

Annovis has filed four families of patents and patent applications to prolong the patent life of Buntanetap. The pending patent applications were invented and filed by Annovis and include claims directed to:

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

As of March 1, 2022, our portfolio of patents comprised two issued U.S. patents and 29 issued foreign patents, plus 12 pending patent applications in various jurisdictions.

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

In November 2008 we entered into an exclusive world-wide agreement, as amended in November 2011 and May 2012, with a subsidiary of Horizon Therapeutics, PLC, which is the successor to Raptor Pharmaceuticals, Inc. and TorreyPines Therapeutics, Inc. The agreement, among other matters, covered three classes of licensed patents with expiration dates between 2022 and 2026. In 2021, we determined that such licensed patents were not necessary to continue our Buntanetap program, and in July 2021, we gave notice to the licensor of the termination of the license agreement which was effective October 14, 2021.

Sales and Marketing

Once Buntanetap is approved for AD or PD, we plan to enter into sales and marketing agreements with one or several pharmaceutical companies to sell to neurologists, geriatric specialists and to primary care physicians.

Manufacturing

Buntanetap is a small molecule that is manufactured using a four-step patented process. We rely on third-party contractors for manufacturing clinical supplies and plan to do so for commercial amounts also. Presently we are working with a US supplier for the manufacture of a new, large batch of good manufacturing practice (“cGMP”) active pharmaceutical ingredient and with a local supplier for the storage stability, encapsulating, blister packing, blinding and distribution of the capsules or pills to the clinical sites. This material will allow us to enter large and long-term advanced clinical studies.

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

Moreover, under the provisions of the Food and Drug Administration Safety and Innovation Act passed in July 2012, a sponsor can request designation of a product candidate as a “breakthrough therapy.” A breakthrough therapy is defined as a drug that is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. Drugs designated as breakthrough therapies are also eligible for accelerated approval. The FDA must take certain actions, such as holding timely meetings and providing advice, intended to expedite the development and review of an application for approval of a breakthrough therapy. At the completion of our two Phase 2 trials, one in PD and one in AD, Annovis will petition the FDA to classify Buntanetap as a breakthrough therapy.

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

U.S. Coverage and Reimbursement

Significant uncertainty exists as to the coverage and reimbursement status of our lead product candidate, Buntanetap, or any other for which we may seek regulatory approval. Sales in the U.S. will depend in part on the availability of adequate financial coverage and reimbursement from third-party payors, which include government health programs such as Medicare, Medicaid, TRICARE and the Veterans Administration, as well as managed care organizations and private health insurers. Prices at which we or our customers seek reimbursement for our product candidates can be subject to challenge, reduction or denial by payors.

The process for determining whether a payor will provide coverage for a product is typically separate from the process for setting the reimbursement rate that the payor will pay for the product. Third-party payors may limit coverage to specific products on an approved list or formulary, which might not include all the FDA-approved products for a particular indication. Also, third-party payors may refuse to include a branded drug on their formularies or otherwise restrict patient access to a branded drug when a less costly generic equivalent or another alternative is available. Medicare Part D, Medicare’s outpatient prescription drug benefit, contains protections to ensure coverage and reimbursement for oral oncology products, and all Part D prescription drug plans are required to cover substantially all oral anti-cancer agents. However, a payor’s decision to provide coverage for a product does not imply that an adequate reimbursement rate will be available. Private payors often rely on the lead of the governmental payors in rendering coverage and reimbursement determinations. Sales of Buntanetap or any other product candidates will therefore depend substantially on the extent to which the costs of our products will be paid by third-party payors. Achieving favorable coverage and reimbursement from the Centers for Medicare and Medicaid Services (“CMS”) and/or the Medicare Administrative Contractors is typically a significant gating issue for successful introduction of a new product.

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

Human Capital Resources

As of February 28, 2022, we had four executives comprising three full-time employees and one consultant. We also contract with consultants and third parties for the conduct of certain clinical development, accounting and administrative activities. We expect to hire additional employees as we advance in planned Phase 3 clinical trials.

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

We are a clinical stage biopharmaceutical company with a limited operating history and have incurred losses since our formation. We incurred net losses of $14,487.1 thousand and $5,462.0 thousand for the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021, we had an accumulated deficit of $28,726.2 thousand. We have not commercialized any products and have never generated revenue from the commercialization of any product. To date, we have devoted most of our financial resources to research and development, including our preclinical and clinical work, and to intellectual property.

We expect to incur significant additional operating losses for the next several years, at least, as we advance Buntanetap and any other product candidates through clinical development, complete clinical trials, seek regulatory approval and commercialize the drug or any other product candidates, if approved. The costs of advancing product candidates into each clinical phase tend to increase substantially over the duration of the clinical development process. Therefore, the total costs to advance any of our product candidates to marketing approval in even a single jurisdiction will be substantial. Because of the numerous risks and uncertainties associated with pharmaceutical product development, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to begin generating revenue from the commercialization of any products or achieve or maintain profitability. Our expenses will also increase substantially if and as we:

●	commence our Phase 3 trials in AD and PD, or conduct clinical trials for any other product candidates;
●	are required by the FDA to complete multiple Phase 3 trials to support an NDA for Buntanetap in AD or in PD;
●	establish a sales, marketing and distribution infrastructure to commercialize our drug, if approved, and for any other product candidates for which we may obtain marketing approval;
●	maintain, expand and protect our intellectual property portfolio;
●	hire additional clinical, scientific and commercial personnel;
●	add operational, financial and management information systems and personnel, including personnel to support our product development and future commercialization efforts, as well as to support our requirements as a public reporting company; and
●	acquire or in-license or invent other product candidates or technologies.

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

We will require additional capital to fund our operations, and if we fail to obtain necessary financing, we may not be able to complete the development and commercialization of Buntanetap.

Our operations have consumed substantial amounts of cash since inception. We expect to continue to spend substantial amounts to advance the clinical development of Buntanetap and launch and commercialize Buntanetap, if we receive regulatory approval. We will require additional capital for the further development and potential commercialization of Buntanetap and may also need to raise additional funds sooner to pursue a more accelerated development of Buntanetap. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts.

We believe that our current cash and cash equivalents and funding from existing grants will enable us to fund our operating expenses and capital expenditure requirements until at least March 31, 2023. We have based this estimate on assumptions that may prove to be wrong, and we could deploy our available capital resources sooner than we currently expect. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to the:

●	initiation, progress, timing, costs and results of preclinical studies and clinical trials, including patient enrollment in such trials, for Buntanetap or any other future product candidates;
●	clinical development plans we establish for Buntanetap and any other future product candidates;
●	obligation to make royalty and non-royalty sublicense receipt payments to third-party licensors, if any, under our licensing agreements;
●	number and characteristics of product candidates that we discover or in-license and develop;
●	outcome, timing and cost of regulatory review by the FDA and comparable foreign regulatory authorities, including the potential for the FDA or comparable foreign regulatory authorities to require that we perform more studies than those that we currently expect;
●	costs of filing, prosecuting, defending and enforcing any patent claims and maintaining and enforcing other intellectual property rights;
●	effects of competing technological and market developments;
●	costs and timing of the implementation of commercial-scale manufacturing activities; and
●	costs and timing of establishing sales, marketing and distribution capabilities for any product candidates for which we may receive regulatory approval.

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

We have a limited operating history.

We were established and began operations in 2008. Our operations to date have been primarily focused on conducting preclinical and clinical studies. We have not yet demonstrated the ability to successfully complete a large-scale, pivotal clinical trial, obtain marketing approval, manufacture a commercial scale product, arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. In addition, as a business with a limited operating history, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors.

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

In general, under Section 382 of the U.S. Internal Revenue Code of 1986, as amended (the “Code”), a corporation that undergoes an “ownership change” is subject to limitations on its ability to use its pre-change net operating loss carryforwards (“NOLs”) to offset future taxable income. Due to previous ownership changes, our ability to use our NOLs could be limited by Section 382 of the Code. Future changes in our stock ownership, some of which are outside of our control, could result in an ownership change under Section 382 of the Code. Furthermore, our ability to use NOLs of companies that we may acquire in the future may be subject to limitations. For these reasons, we may not be able to use a material portion of the NOLs, even if we attain profitability.

Risks Related to Development, Clinical Testing, Manufacturing and Regulatory Approval

We are heavily dependent on the success of Buntanetap, our most advanced product candidate, which is still under clinical development, and if this drug does not receive regulatory approval or is not successfully commercialized, our business may be harmed.

We do not have any products that have gained regulatory approval. Currently, our lead clinical stage product candidate is Buntanetap. As a result, our business is dependent on our ability to successfully complete clinical development of, obtain regulatory approval for, and, if approved, successfully commercialize Buntanetap in a timely manner. We cannot commercialize Buntanetap in the United States without first obtaining regulatory approval from the FDA; similarly, we cannot commercialize Buntanetap outside of the United States without obtaining regulatory approval from comparable foreign regulatory authorities. Before obtaining regulatory approvals for the commercial sale of Buntanetap for a target indication, we must demonstrate with substantial evidence gathered in preclinical studies and clinical trials, generally including two adequate and well-controlled clinical trials, and, with respect to approval in the United States, to the satisfaction of the FDA, that Buntanetap is safe and effective for use for that target indication and that the manufacturing facilities, processes and controls are adequate. Even if Buntanetap were to successfully obtain approval from the FDA and comparable foreign regulatory authorities, any approval might contain significant limitations related to use restrictions for specified age groups, warnings, precautions or contraindications, or may be subject to burdensome post-approval study or risk management requirements. If we are unable to obtain regulatory approval for Buntanetap in one or more jurisdictions, or any approval contains significant limitations, we may not be able to obtain sufficient funding or generate sufficient revenue to continue the development of any other product candidate that we may in-license, develop or acquire in the future. Furthermore, even if we obtain regulatory approval for Buntanetap, we will still need to develop a commercial organization, establish commercially viable pricing and obtain approval for adequate reimbursement from third-party and government payors. If we are unable to successfully commercialize Buntanetap, we may not be able to earn sufficient revenue to continue our business

Disruptions associated with widespread health emergencies could harm our ability to complete or could materially delay our clinical trials.

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

Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. Because the results of preclinical studies and early clinical trials are not necessarily predictive of future results, Buntanetap and our other compounds may not have favorable results in later preclinical and clinical studies or receive regulatory approval. We may experience delays in initiating and completing any clinical trials that we intend to conduct, and we do not know whether planned clinical trials will begin on time, need to be redesigned, enroll patients on time or be completed on schedule, or at all. Clinical trials can be delayed for a variety of reasons, including delays related to:

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

The regulatory approval processes of the FDA and comparable foreign authorities are lengthy, time consuming and inherently unpredictable, and if we are ultimately unable to obtain regulatory approval for Buntanetap or any other product candidates, our business will be substantially harmed.

The time required to obtain approval by the FDA and comparable foreign authorities is unpredictable but typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authorities. In addition, approval policies, regulations or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions. We have not obtained regulatory approval for any product candidate and it is possible that we will never obtain regulatory approval for Buntanetap or any other product candidate. We are not permitted to market any of our product candidates in the United States until we receive regulatory approval of an NDA from the FDA. Approval from the FDA and comparable foreign authorities may be delayed or denied for a variety of reasons, including:

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

Prior to obtaining approval to commercialize a product candidate in the United States or abroad, we must demonstrate with substantial evidence from well-controlled clinical trials, and to the satisfaction of the FDA or foreign regulatory agencies, that such product candidates are safe and effective for their intended uses. Results from preclinical studies and clinical trials can be interpreted in different ways. Even if we believe the preclinical or clinical data for our product candidates are promising, such data may not be sufficient to support approval by the FDA and other regulatory authorities. For diseases like AD and PD, the FDA has stated that one single Phase 3 trial is adequate for approval, if it demonstrates robust and unquestionable efficacy. However, the circumstances under which a single adequate and controlled study can be used as the sole basis of demonstrating efficacy of a drug are exceptional.

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

Of the large number of drugs in development, only a small percentage successfully complete the regulatory approval processes and are commercialized. This lengthy approval process, as well as the unpredictability of future clinical trial results, may result in our failing to obtain regulatory approval to market Buntanetap or another product candidate, which would significantly harm our business, results of operations and prospects.

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

We have concentrated our research and development efforts on the treatment of AD and PD, diseases that have seen limited success in drug development. Further, Buntanetap is based on a new approach to treating AD and PD, which makes it difficult to predict the time and cost of development and subsequent obtaining of regulatory approval.

Efforts by biopharmaceutical and pharmaceutical companies in treating AD and PD have seen limited success in drug development, and there are no FDA-approved disease modifying therapeutic options available for patients with AD and PD. We cannot be certain that our approach will lead to the development of approvable or marketable products. The only drugs approved by the FDA to treat AD and PD to date address the diseases’ symptoms. No new treatments have been approved for AD since 2003. Since 2003, over 500 clinical studies have been completed and no compound has shown efficacy. AD drug candidates have the highest failure rate of 100%, compared to 50% to 80% for all other drug candidates. As a result, the FDA has a limited set of products to rely on in evaluating Buntanetap. This could result in a longer than expected regulatory review process, increased expected development costs or the delay or prevention of commercialization of Buntanetap for the treatment of AD and PD.

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

The results of preclinical studies, early clinical trials or analyses of our product candidates may not be predictive of the results of later-stage clinical trials. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through preclinical studies and initial clinical trials. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier trials. In addition, conclusions based on promising data from analyses of clinical results may be shown to be incorrect when implemented in prospective clinical trials. Even if our clinical trials for Buntanetap are completed as planned, we cannot be certain that their results will support the safety and efficacy sufficient to obtain regulatory approval.

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

Serious adverse events or undesirable side effects caused by Buntanetap or any other product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other comparable foreign authorities. Results of any clinical trial we conduct could reveal a high and unacceptable severity and prevalence of side effects or unexpected characteristics. Patients treated with Buntanetap to date, at high doses have experienced adverse events that include nausea and vomiting.

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

The market opportunities for Buntanetap, if approved, may be smaller than we anticipate.

We expect to initially seek approval for Buntanetap for AD and PD in the US. Our estimates of market potential have been derived from a variety of sources, including scientific literature, patient foundations and market research, and may prove to be incorrect. Even if we obtain significant market share for any product candidate, if approved, if the potential target populations are small, we may never achieve profitability without obtaining marketing approval for additional indications.

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

Even if we obtain FDA approval for Buntanetap or any other product candidates in the United States, we may never obtain approval for or commercialize Buntanetap or any other product candidates in any other jurisdiction, which would limit our ability to realize their full market potential.

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

Even if we obtain regulatory approval for Buntanetap or any product candidates, we will still face extensive and ongoing regulatory requirements and obligations and any product candidates, if approved, may face future development and regulatory difficulties.

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

We may seek a Breakthrough Therapy designation for Buntanetap from the FDA at the end of the two Phase 2a studies in AD and PD, respectively. However, we might not receive such designation, and even if we do, such designation may not lead to a faster development or regulatory review or approval process.

We may seek a Breakthrough Therapy designation for Buntanetap or one or more of our other product candidates. A Breakthrough Therapy is defined as a drug that is intended, alone or in combination with one or more other drugs, to treat a serious condition, and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For drugs that have been designated as breakthrough therapies, interaction and communication between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens. Drugs designated as breakthrough therapies by the FDA may also be eligible for priority review if supported by clinical data at the time the NDA is submitted to the FDA.

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

The use of Buntanetap or any other product candidates we may develop in clinical trials and the sale of any products for which we obtain marketing approval exposes us to the risk of product liability claims. Product liability claims might be brought against us by patients, healthcare providers, pharmaceutical companies or others selling or otherwise coming into contact with our products. On occasion, large judgments have been awarded in class action lawsuits based on drugs that had unanticipated adverse effects. If we cannot successfully defend against product liability claims, we could incur substantial liability and costs. In addition, regardless of merit or eventual outcome, product liability claims may result in:

●	impairment of our business reputation and significant negative media attention;

●	withdrawal of participants from our clinical trials;
●	significant costs to defend the litigation;
●	distraction of management’s attention from our primary business;
●	substantial monetary awards to patients or other claimants;
●	inability to commercialize Buntanetap or any other product candidate;
●	product recalls, withdrawals or labeling, marketing or promotional restrictions;
●	decreased market demand for any product; and
●	loss of revenue.

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

The biopharmaceutical and pharmaceutical industries are highly competitive and subject to significant and rapid technological change. Our success is highly dependent on our ability to acquire, develop, and obtain marketing approval for new products on a cost-effective basis and to market them successfully. If Buntanetap is approved, we will face intense competition from a variety of businesses, including large, fully integrated pharmaceutical companies, specialty pharmaceutical companies and biopharmaceutical companies in the United States and other jurisdictions. These organizations may have significantly greater resources than we do and may conduct similar research; seek patent protection; and establish collaborative arrangements for research, development, manufacturing and marketing of products that may compete with us.

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

Smaller and other early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These third parties compete with us in recruiting and retaining qualified scientific and management personnel; establishing clinical trial sites and patient registration; and in acquiring technologies complementary to, or necessary for, our programs. Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are more effective, have fewer or less severe side effects, or are more convenient or are less expensive than Buntanetap. Our competitors may also obtain FDA or other regulatory approval for their product candidates more rapidly than we may obtain approval for Buntanetap, which could result in our competitors establishing or strengthening their market position before we are able to enter the market.

The successful commercialization of Buntanetap and any other product candidates we develop will depend in part on the extent to which governmental authorities and health insurers establish adequate coverage, reimbursement levels, and pricing policies. Failure to obtain or maintain coverage and adequate reimbursement for our product candidates, if approved, could limit our ability to market those products and decrease our ability to generate revenue.

The availability and adequacy of coverage and reimbursement by governmental healthcare programs such as Medicare and Medicaid, private health insurers and other third-party payors are essential for most patients to be able to afford prescription medications such as Buntanetap, if approved. Our ability to achieve acceptable levels of coverage and reimbursement for products by governmental authorities, private health insurers and other organizations will have an effect on our ability to successfully commercialize our drug and any other product candidates we develop. Assuming we obtain coverage for our product candidates by a third-party payor, the resulting reimbursement payment rates may not be adequate or may require co-payments that patients find unacceptably high. We cannot be sure that coverage and reimbursement in the United States or elsewhere will be available for our product candidates or any product that we may develop, and any reimbursement that may become available may be decreased or eliminated in the future.

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

Even if Buntanetap or any product candidate we develop receives marketing approval, it may fail to achieve market acceptance by physicians, patients, third-party payors or others in the medical community necessary for commercial success.

If Buntanetap or any product candidate we develop receives marketing approval, it may nonetheless fail to gain sufficient market acceptance by physicians, patients, third-party payors and others in the medical community. If it does not achieve an adequate level of acceptance, we may not generate significant product revenues or become profitable. The degree of market acceptance of our product candidates, if approved, will depend on a number of factors, including but not limited to:

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

If we are unable to establish sales, marketing and distribution capabilities, we may not be successful in commercializing Buntanetap, if approved.

We do not have any infrastructure for the sales, marketing or distribution of Buntanetap, and the cost of establishing and maintaining such an organization may exceed the cost-effectiveness of doing so. In order to market and successfully commercialize our drug or any product candidate we develop, if approved, we must build our sales, distribution, marketing, managerial and other non-technical capabilities or collaborate with third parties to perform these services.

We do not anticipate having the resources in the foreseeable future to allocate to the sales and marketing of our product candidates, if approved, in certain markets overseas. Therefore, our future success will depend, in part, on our ability to enter into and maintain collaborative relationships for such capabilities, the collaborator’s strategic interest in a product and such collaborator’s ability to successfully market and sell the product. We intend to pursue collaborative arrangements regarding the sale and marketing of Buntanetap, if approved, for certain markets overseas; however, we cannot assure you that we will be able to establish or maintain such collaborative arrangements, or if able to do so, that they will have effective sales forces. To the extent that we depend on third parties for marketing and distribution, any revenues we receive will depend upon the efforts of such third parties, and there can be no assurance that such efforts will be successful.

If we are unable to build our own sales force or negotiate a collaborative relationship for the commercialization of Buntanetap, we may be forced to delay the potential commercialization of the drug or reduce the scope of our sales or marketing activities. If we need to increase our expenditures to fund commercialization activities for Buntanetap we will need to obtain additional capital, which may not be available to us on acceptable terms, or at all. We may also have to enter into collaborative arrangements for Buntanetap at an earlier stage than otherwise would be ideal and we may be required to relinquish rights to it or otherwise agree to terms unfavorable to us. Any of these occurrences may have an adverse effect on our business, operating results and prospects.

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

We currently rely on a third-party contract manufacturing organization (“CMO”), for the production of clinical supply of Buntanetap and intend to rely on CMOs for the production of commercial supply of Buntanetap, if approved. Our dependence on CMOs may impair the development and commercialization of the drug, which would adversely impact our business and financial position.

We have limited personnel with experience in manufacturing, and we do not own facilities for manufacturing. Instead, we rely on and expect to continue to rely on CMOs for the supply of cGMP grade clinical trial materials and commercial quantities of Buntanetap and any product candidates we develop, if approved. Reliance on CMOs may expose us to more risk than if we were to manufacture our product candidates ourselves. We intend to have manufactured a sufficient clinical supply of Buntanetap drug substance to enable us to complete our clinical trials, and we have also engaged a CMO to provide clinical and commercial supply of the drug product.

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

We rely, and will continue to rely, on CROs, CRO-contracted vendors and clinical trial sites to ensure the proper and timely conduct of our clinical trials, including our two Phase 2a trials of Buntanetap. Our reliance on CROs for clinical development activities limits our control over these activities, but we remain responsible for ensuring that each of our trials is conducted in accordance with the applicable protocol and legal, regulatory and scientific standards.

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

Since its enactment, there have been judicial and Congressional challenges to certain aspects of the ACA, and we expect there may be additional challenges and amendments to the ACA in the future. It is uncertain the extent to which any such changes may impact our business or financial condition.

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

Risks Related to Our Intellectual Property

If we are unable to maintain patent protection for our technology or if the scope of the patent protection obtained is not sufficiently broad, we may not be able to compete effectively in our markets.

We rely upon a combination of patents, trade secret protection and confidentiality agreements to protect the intellectual property related to our drug development programs and product candidates. Our success depends in large part on our ability to obtain, maintain and defend patent protection in the United States and other countries with respect to Buntanetap and any future product candidates. The patent prosecution process is expensive and time-consuming, and we may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner.

If we are unable to obtain additional patent protection to prolong the patent life of our compounds, we may not be able to continue development of our compounds.

We seek to protect and prolong our proprietary position by filing patent applications in the United States and abroad related to our development programs and product candidates. If the patent applications we own with respect to our development programs and product candidates fail to issue, if their breadth or strength of protection is threatened, or if they fail to provide meaningful exclusivity for Buntanetap or any future product candidate, it could dissuade companies from collaborating with us to develop product candidates, and threaten our ability to commercialize future product candidates. Any such outcome could have a materially adverse effect on our business and our company could cease to exist.

Annovis has filed four families of patent applications to prolong the patent life of Buntanetap. Unless these applications are approved by the U.S. and international patent offices, the patent life of using Buntanetap is limited. The first patent application family we filed, which would be expected to expire in 2031, covers the use of Buntanetap at much lower doses and expands its use to the treatment of AD, PD and other neurodegenerative disorders such as Huntington’s disease, prion diseases, amyotrophic lateral sclerosis, tauopathies and frontotemporal dementia, based on our preclinical research. In August 2019, the U.S. Patent and Trademark Office (“USPTO”) granted the first of our Annovis patents from this family covering PD and Lewy body diseases and in March 2020, the European Patent Office (“EPO”) approved another patent in this family covering AD. The second patent application family covers ANVS405’s use in acute brain and nerve trauma and would be expected to expire in 2036, before any patent term adjustments or extensions. In December 2020, the EPO approved our first patent from this family for a method of treating acute nerve and brain injuries by administering ANVS405 after the injury. The third patent application family relates to the use of the mechanism of action of Buntanetap and ANVS405 to prevent and treat neurodegenerative diseases and would be expected to expire in 2038, before any patent term adjustments or extensions. In May 2020, we filed a patent application with the USPTO concerning a method of inhibiting, preventing, or treating neurological injuries due to viral, bacterial, fungal, protozoan, or parasitic infections in humans and in animals via administration of Buntanetap or related compounds which would be expected to expire in 2041, before any patent term adjustments or extensions.

While the issuance of our new patents gives us some comfort that the patent life relating to methods of using Buntanetap may be prolonged to 2031, the fact that only a portion of the family claims has so far been allowed could result in very limited patent coverage. It is possible that we will fail to identify further patentable aspects of our research and development output before it is too late to obtain patent protection. The patent applications that we own may fail to result in issued patents with claims that provide further coverage of Buntanetap or any other product candidate in the United States or in other foreign countries.

Our patents may be challenged in courts or in patent offices which could result in the invalidation, narrowing or unenforceability of our patents and our patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours.

There is no assurance that all the potentially relevant prior art relating to our patents and patent applications has been found, which can invalidate a patent or prevent a patent from issuing from a pending patent application. Even if patents do successfully issue and even if such patents further cover Buntanetap or any future product candidate, third parties may challenge their validity, enforceability or scope, which may result in such patents being narrowed, invalidated, or held unenforceable. Any successful opposition to these patents or any other patents owned by or licensed to us could deprive us of rights necessary for the successful commercialization of any product candidates that we may develop. Further, if we encounter delays in regulatory approvals, the period during which we could market a product candidate under patent protection could be reduced.

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

The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations, and may not adequately protect our business, or permit us to maintain our competitive advantage. The following examples are illustrative:

●	others may be able to make products that are similar to Buntanetap or our future product candidates but that are not covered by the claims of the patents that we own or license from others;
●	others may independently develop similar or alternative technologies or otherwise circumvent any of our technologies without infringing our intellectual property rights;
●	we or any of our collaborators might not have been the first to conceive and reduce to practice the inventions covered by the patents or patent applications that we own, license or will own or license;
●	we or any of our collaborators might not have been the first to file patent applications covering certain of the patents or patent applications that we or they own or have obtained a license, or will own or will have obtained a license;

●	it is possible that our pending patent applications will not lead to issued patents;
●	issued patents that we own may not provide us with any competitive advantage, or may be held invalid or unenforceable, as a result of legal challenges by our competitors;
●	our competitors might conduct research and development activities in countries where we do not have patent rights, or in countries where research and development safe harbor laws exist, and then use the information learned from such activities to develop competitive products for sale in our major commercial markets;
●	ownership of our patents or patent applications may be challenged by third parties; and
●	the patents of third parties or pending or future applications of third parties, if issued, may have an adverse effect on our business.

Our reliance on third parties requires us to share our trade secrets, which increases the possibility that our trade secrets will be misappropriated or disclosed, and confidentiality agreements with employees and third parties may not adequately prevent disclosure of trade secrets and protect other proprietary information.

We consider proprietary trade secrets or confidential know-how and unpatented know-how to be important to our business. We may rely on trade secrets or confidential know-how to protect our technology, especially where patent protection is believed by us to be of limited value. Because we expect to rely on third parties to manufacture Buntanetap and any future product candidates, and we expect to collaborate with third parties on the development of Buntanetap and any future product candidates, we must, at times, share trade secrets with them. We also conduct joint research and development programs that may require us to share trade secrets under the terms of our research and development partnerships or similar agreements. However, trade secrets or confidential know-how can be difficult to maintain as confidential.

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

A third party may hold intellectual property, including patent rights that are important or necessary to the development or commercialization of Buntanetap or our future product candidates. It may be necessary for us to use the patented or proprietary technology of third parties to commercialize Buntanetap or our product candidates, in which case we would be required to obtain a license from these third parties. Such a license may not be available on commercially reasonable terms, or at all, which could materially harm our business. At this time, we are unaware of any intellectual property that interferes with ours or is complementary and needed to commercialize Buntanetap.

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

Our computer systems, as well as those of our CROs and other contractors and consultants, are vulnerable to damage from computer viruses, unauthorized access, natural disasters (including hurricanes), terrorism, war and telecommunication and electrical failures. If such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs. For example, the loss of preclinical or clinical trial data from completed, ongoing or planned trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of or damage to our data or applications, or inappropriate disclosure of personal, confidential or proprietary information, we could incur liability and the further development of Buntanetap or any other product candidate could be delayed.

Risks Related to Our Common Stock

The market price of our common stock may be volatile and fluctuate substantially, which could result in substantial losses for purchasers of our common stock.

The market price of our common stock is highly volatile and may be subject to wide fluctuations in response to a variety of factors, including the following:

●	delays or unanticipated developments in the completion of our planned clinical trials;
●	any delay in submitting an NDA and any adverse development or perceived adverse development with respect to the FDA’s review of that NDA;
●	failure to successfully develop and commercialize Buntanetap or any future product candidates;
●	inability to obtain additional funding;
●	regulatory or legal developments in the United States and other countries applicable to Buntanetap or any other product candidates;
●	adverse regulatory decisions;
●	changes in the structure of healthcare payment systems;
●	inability to obtain adequate product supply for Buntanetap or any other product candidates, or the inability to do so at acceptable prices;
●	introduction of new products, services or technologies by our competitors;
●	failure to meet or exceed financial projections we provide to the public;
●	failure to meet or exceed the estimates and projections of the investment community;
●	changes in the market valuations of companies similar to ours;
●	market conditions in the pharmaceutical and biotechnology sectors, and the issuance of new or changed securities analysts’ reports or recommendations;
●	announcements of significant acquisitions, strategic collaborations, joint ventures or capital commitments by us or our competitors;

●	significant lawsuits, including patent or shareholder litigation, and disputes or other developments relating to our proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;
●	additions or departures of key scientific or management personnel;
●	sales of our common stock by us or our shareholders in the future;
●	trading volume of our common stock;
●	general economic, industry and market conditions, including but not limited to the impact of the COVID-19 pandemic; and
●	the other factors described in this “Risk Factors” section.

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

In the past, securities class action litigation has often been brought against companies following a decline in the market price of their securities. This risk is especially relevant for us because biotechnology companies have experienced significant share price volatility in recent years. During the year ended December 31, 2021, two securities class action complaints were filed against us and our executive officers following disclosure of interim results from the AD/PD Trial. Both complaints were voluntarily dismissed without prejudice by the plaintiffs. If we again face such litigation in the future, it could result in substantial costs and a diversion of management’s attention and resources, which could harm our business.

Our directors, executive officers and certain shareholders own a significant percentage of our common stock and, if they choose to act together, will be able to exert significant control over matters subject to shareholder approval.

Our directors, executive officers, and shareholders affiliated with our directors and executive officers own approximately 31.2% of the current voting power of our outstanding common stock. Therefore, they have the ability to substantially influence us through their ownership position. For example, these holders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. The interests of these holders may not always coincide with our corporate interests or the interests of other shareholders, and they may act in a manner with which you may not agree or that may not be in the best interests of our other shareholders. So long as they continue to own a significant amount of our equity, these holders will be able to strongly influence or effectively control our decisions.

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

We incur increased costs as a result of operating as a public company, and our management is required to devote substantial time to compliance initiatives and corporate governance practices.

As a public company, and particularly after we no longer qualify as an emerging growth company, we incur significant legal, accounting and other expenses. The Sarbanes-Oxley Act of 2002 (“SOX”), the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of the New York Stock Exchange, and other applicable securities rules and regulations impose various requirements on U.S. reporting public companies, including the establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations increase our legal and financial compliance costs and make some activities more time-consuming and costly. For example, these rules and regulations may make it more expensive for us to obtain director and officer liability insurance, which in turn could make it more difficult for us to attract and retain qualified senior management personnel or members for our board of directors. In addition, these rules and regulations are often subject to varying interpretations, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. Pursuant to Section 404 of SOX, we are required to furnish a report by our senior management on our internal control over financial reporting. While we remain an emerging growth company, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm.

To comply with Section 404, we are required to engage in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we need to continue to dedicate internal resources, engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and maintain a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that we will not be able to conclude, within the prescribed timeframe or at all, that our internal control over financial reporting is effective as required by Section 404. If we identify one or more material weaknesses, it could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is listed on the New York Stock Exchange under the symbol “ANVS”. Our common stock began trading on the New York Stock Exchange on November 18, 2021. From January 29, 2020, the date of our initial public offering, to November 17, 2021, our common stock traded on the NYSE American. Prior to January 29, 2020, there was no public market for our stock.

Holders of Record

As of February 28, 2022, there were approximately 18 holders of record of shares of our common stock. This number does not reflect the beneficial holders of our common stock who hold shares in street name through brokerage accounts or other nominees.

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

Issuer Purchases of Equity Securities

None.

Recent Sales of Unregistered Securities

We did not issue any equity securities during the year ended December 31, 2021 that were not registered under the Securities Act and that have not otherwise been described in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.

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

Overview

Company Overview

We are a clinical stage, drug platform company addressing Alzheimer’s disease (“AD”), Parkinson’s disease (“PD”) and other chronic neurodegenerative diseases such as AD in Down Syndrome (“AD-DS”). Our lead compound, Buntanetap, is a small molecule administered orally that attacks neurodegeneration by entering the brain and inhibiting the translation of neurotoxic proteins—amyloid precursor protein APP/Aβ (“APP”), tau/phospho-tau (“tau”) and α-Synuclein (“αSYN”)—thereby improving axonal transport. Human studies in four mildly cognitive impaired patients have shown that Buntanetap lowered the levels of neurotoxic proteins and inflammatory factors. In preclinical studies, lower neurotoxic protein levels led to improved axonal transport, reduced inflammation, lower nerve cell death and improved function.

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

Buntanetap is a small lipophilic molecule that is orally available and readily enters the brain, as demonstrated by preclinical pharmacokinetics analyses showing brain concentrations approximately six to eight times higher than plasma concentrations. Buntanetap has a mechanism of action that we believe to be unique, in that it inhibited the over-translation of and, therefore, reduced the levels of several neurotoxic proteins both in vitro and in vivo including APP, tau and αSYN.

By targeting multiple neurotoxic proteins, Buntanetap resembles a combination therapy approach, with the added convenience of being a single drug with a single drug target. Therefore, we have worked to understand how Buntanetap is able to inhibit the translation of more than one neurotoxic protein.

We recently completed two Phase 2a clinical trials. In 2021 we completed a Phase 2a clinical trial in 14 AD and 54 PD patients (the “AD/PD Trial”) which began treating patients in August 2020. In collaboration with the Alzheimer’s Disease Cooperative Study (“ADCS”) we conducted a trial in 16 early AD patients (the “ADCS Trial”). Both clinical trials were double-blind, placebo-controlled studies. We designed the two Phase 2a studies by applying our understanding of the underlying disease states in neurodegeneration and measured not just target, but also pathway validation in the spinal fluid of these patients. We measured as many factors as possible associated with the toxic cascade which begins with high levels of neurotoxic proteins which lead to impaired axonal transport, inflammation, the death of nerve cells and loss of cognition and motor function. By showing both target and pathway validation in two patient populations, we believe that our opportunity for successful Phase 3 studies is better than if we merely demonstrated target validation in one patient population.

We have never been profitable and have incurred net losses since inception. Our accumulated deficit at December 31, 2021 was $28,726.2 thousand. We expect to incur losses for the foreseeable future, and we expect these losses to increase as we continue our development of, and seek regulatory approvals for, our product candidates. Because of the numerous risks and uncertainties associated with product development, we are unable to predict the timing or amount of increased expenses or when, or if, we will be able to achieve or maintain profitability.

Financial Operations Overview

The following discussion sets forth certain components of our statements of operations as well as factors that impact those items.

Research and Development Expenses

Our research and development expenses consist of expenses incurred in development and clinical studies relating to our product candidates, including:

●	expenses associated with clinical development;
●	personnel-related expenses, such as salaries, benefits, travel and other related expenses, including stock-based compensation; and
●	payments to third-party contract research organizations (“CROs”), contractor laboratories and independent contractors.

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

Our research and development expenses in 2021 and 2020 primarily related to the AD/PD Trial which began treating patients in August 2020. In addition, we completed two long-term animal toxicology studies — a six-month study in rats and a nine-month study in dogs — which began in November 2019 and were substantially complete as of December 31, 2020. We expect that our research and development expenses in 2022 and for the next several years will be higher than in 2021 as a result of costs associated with the initiation of our planned Phase 3 trials. These expenditures are subject to numerous uncertainties regarding timing and cost to completion. Completion of our clinical development and clinical trials may take several years or more and the length of time generally varies according to the type, complexity, novelty and intended use of our product candidates. The cost of clinical trials may vary significantly over the life of a project as a result of differences arising during clinical development, including, among others:

●	the number of sites included in the clinical trials;
●	the length of time required to enroll suitable patients;
●	the size of patient populations participating in the clinical trials;
●	the duration of patient follow-ups;
●	the development stage of the product candidates; and
●	the efficacy and safety profile of the product candidates.

Due to the stage of our research and development, we are unable to determine the duration or completion costs of our development of Buntanetap. As a result of the difficulties of forecasting research and development costs of Buntanetap as well as the other uncertainties discussed above, we are unable to determine when and to what extent we will generate revenues from the commercialization and sale of approved product candidates.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries, benefits and other related costs, including stock-based compensation, for personnel serving in our executive, finance, accounting, and administrative functions. Our general and administrative expenses also include professional fees for legal services, including patent-related expenses, consulting, tax and accounting services, insurance, rent and general corporate expenses. We expect that our general and administrative expenses will increase with the continued development and potential commercialization of our product candidates. We expect that our general and administrative expenses in 2022 and for the next several years will be higher than in 2021 as we increase our employee count.

Grant Income

Grants received are recognized as grant income in the statements of operations as and when they are earned for the specific research and development projects for which these grants are designated. In September 2019, as modified in September 2020, we received a Notice of Award for a $1.9 million grant from the National Institute on Aging of the NIH to cover the costs of long-term toxicology studies on Buntanetap in rats and dogs. The costs of the studies and the grant income were substantially completed as of December 31, 2020.

Income Taxes

As of December 31, 2021, the Company had U.S. federal net operating loss (“NOL”) carryforwards of $21,844,192, which may be available to offset future income tax liabilities. Federal NOL carryforwards generated in 2017 and prior of $2,764,240 will expire beginning 2032. The remaining federal NOL carryforwards generated beginning in 2018, do not expire. Following the enactment of the Coronavirus Aid, Relief, and Economic Security Act in March 2020, NOL carryforwards generated from 2018 through 2020 are permitted to offset 100% of taxable income in future years. NOL carryforwards generated beginning in 2021 are permitted to offset 80% of taxable income in future years.

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

Critical Accounting Policies and Use of Estimates

We have based our management’s discussion and analysis of financial condition and results of operations on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported revenues and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and judgments, including those related to clinical development expenses, stock-based compensation and grant income. We base our estimates on historical experience and on various other factors that we believe to be appropriate under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

While our significant accounting policies are more fully discussed in Note 2 to our audited financial statements appearing at the end of this Annual Report on Form 10-K, we believe that the following accounting policies are critical to the process of making significant judgments and estimates in the preparation of our financial statements.

Research and Development Expenses

We rely on third parties to conduct our clinical studies and to provide services, including data management, statistical analysis and electronic compilation. At the end of each reporting period, we compare the payments made to each service provider to the estimated progress towards completion of the related project. Factors that we consider in preparing these estimates include the number of patients enrolled in studies, milestones achieved and other criteria related to the efforts of our vendors. These estimates are subject to change as additional information becomes available. Depending on the timing of payments to vendors and estimated services provided, we record net prepaid or accrued expenses related to these costs.

Stock-Based Compensation

We account for grants of stock options to employees and non-employees based on their grant date fair value and recognize compensation expense over the vesting periods. We estimate the fair value of stock options as of the date of grant using the Black-Scholes option pricing model. The Black-Scholes model requires us to make assumptions and judgments about the variables used in the calculations, including the expected term, the expected volatility of our common stock, the risk-free interest rate and the expected dividend rate. Given the lack of a public market for our common stock prior to the IPO, the expected stock price volatility is based on a weighted approach that incorporates the historic daily volatility of our common stock since the IPO and the historic daily volatility of similar companies that have been publicly traded for a period commensurate with the expected term of the option.

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

Results of Operations

Operating expenses and other income (expense) were comprised of the following:

	Year Ended
	December 31,
	2021	2020

	(in thousands)
Operating expenses:
Research and development	$8,479.0	$3,054.0
General and administrative	6,058.2	3,586.2
Other income (expense):
Change in fair value of derivative liability	—	(26.5)
Interest income, net	13.3	47.2
Grant income	36.8	1,157.4

Years ended December 31, 2021 and 2020

Research and Development Expenses

Research and development expenses increased by $5,425.0 thousand for the year ended December 31, 2021 compared to the year ended December 31, 2020. The increase was primarily the result of an increase of $3,559.8 thousand in expenses related to our clinical trials, including production of material, an increase in stock-based compensation expense of $1,878.0 thousand, and an increase of $599.5 thousand in other personnel expenses, partially offset by a decrease of $725.8 thousand in expenses related to our long-term toxicology studies.

General and Administrative Expenses

General and administrative expenses increased by $2,472.0 thousand for the year ended December 31, 2021 compared to the year ended December 31, 2020. The increase was primarily the result of increases of $954.7 thousand in stock-based compensation expense, $458.4 thousand in other personnel expenses, an increase of $560.4 thousand in professional fees and recruiting expenses, and an increase of $259.5 thousand in conference and meeting expenses.

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

Interest Income, Net

Interest income, net decreased $33.9 thousand for the year ended December 31, 2021 compared to the year ended December 31, 2020. The decrease was primarily the result of lower interest rates compared to the prior year.

Grant Income

Grant income decreased $1,120.6 thousand for the year ended December 31, 2021 compared to the year ended December 31, 2020. The decrease was the result of income recognized related to a grant from the NIH to reimburse the costs of our long-term toxicology studies in rats and dogs, which studies began in November 2019 and were substantially completed as of December 31, 2020.

Liquidity and Capital Resources

Since our inception in 2008, we have devoted most of our cash resources to research and development and general and administrative activities. We have financed our operations primarily with the proceeds from the sale of common stock, convertible preferred stock and convertible promissory notes. To date, we have not generated any revenues from the sale of products, and we do not anticipate generating any revenues from the sales of products for the foreseeable future. We have incurred losses and generated negative cash flows from operations since inception. As of December 31, 2021, our principal source of liquidity was our cash, which totaled $45,686.0 thousand.

Equity Financings

We closed our IPO on January 31, 2020, raising gross proceeds of $13,800.0 thousand and net proceeds of $12,034.4 thousand, after deducting underwriting discounts and issuance costs.

We closed an equity offering on May 26, 2021, raising gross proceeds of $50,000.0 thousand and net proceeds of $46,648.4 thousand, after deducting underwriting discounts and issuance costs.

Debt Financings

In March 2019 we issued $530.0 thousand principal amount of convertible promissory notes. Upon the closing of our IPO on January 31, 2020, the outstanding convertible promissory notes plus accrued interest converted into 118,470 shares of our common stock at a 20% discount to the public offering price.

Future Capital Requirements

We expect that current cash and cash equivalents will be sufficient to fund our operations and capital requirements for at least the next 12 months. We believe that these available funds will be sufficient to complete a Phase 3 clinical trial for Buntanetap in PD and conduct a second Phase 3 study in AD or PD for this product candidate. However, it is difficult to predict our spending for our product candidates prior to obtaining FDA approval. Moreover, changing circumstances may cause us to expend cash significantly faster than we currently anticipate, and we may need to spend more cash than currently expected because of circumstances beyond our control.

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

Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities.

	Year Ended
	December 31,
	2021	2020

	(in thousands)
Statement of Cash Flows Data:
Total net cash provided by (used in):
Operating activities	$(9,132.1)	$(3,970.8)
Financing activities	46,743.5	12,043.6
Increase in cash and cash equivalents	$37,611.4	$8,072.8

Years ended December 31, 2021 and 2020

Operating Activities

For the year ended December 31, 2021, cash used in operations was $9,132.1 thousand compared to $3,970.8 thousand for the year ended December 31, 2020. The increase in cash used in operations was primarily the result of the costs associated with our AD/PD Trial and higher personnel expenses.

We expect cash used in operating activities to increase in 2022 as compared to 2021 due to an expected increase in our operating losses associated with ongoing development of our product candidates and planned increases in our personnel count.

Financing Activities

Cash provided by financing activities was $46,743.5 thousand during the year ended December 31, 2021, attributable to net proceeds from our equity offering of approximately $46,648.4 thousand and proceeds from the exercise of stock options of $95.1 thousand.

Cash provided by financing activities was $12,043.6 thousand during the year ended December 31, 2020, attributable to net proceeds from our IPO of $12,034.4 thousand, after deducting underwriting discounts and issuance costs, and proceeds from the exercise of stock options of $9.2 thousand.

Recent Accounting Pronouncements

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The amendments in ASU 2019-12 simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740 and clarifying and amending existing guidance. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. The adoption of this standard did not have an impact on our financial statements.

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

Management utilized the criteria established in the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) to conduct an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2021. Based on the assessment, management has concluded that, as of December 31, 2021, our internal control over financial reporting was effective.

As an emerging growth company, management’s assessment of internal control over financial reporting was not subject to attestation by our independent registered public accounting firm.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors and Executive Officers and Corporate Governance.

We incorporate the information required by this Item 10 by reference to the definitive proxy statement for our 2022 annual meeting of shareholders, to be filed with the SEC.

Item 11. Executive Compensation.

We incorporate the information required by this Item 11 by reference to the definitive proxy statement for our 2022 annual meeting of shareholders, to be filed with the SEC.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

We incorporate the information required by this Item 12 by reference to the definitive proxy statement for our 2022 annual meeting of shareholders, to be filed with the SEC.

Item 13. Certain Relationships and Related Transactions and Director Independence.

We incorporate the information required by this Item 13 by reference to the definitive proxy statement for our 2022 annual meeting of shareholders, to be filed with the SEC.

Item 14. Principal Accountants Fees and Services.

We incorporate the information required by this Item 14 by reference to the definitive proxy statement for our 2022 annual meeting of shareholders, to be filed with the SEC.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)	Documents filed as part of this report:
1.	Financial Statements. The financial statements as set forth under Item 8 of this Annual Report on Form 10-K are incorporated herein.
2.	Financial Statement Schedules. All financial statement schedules have been omitted because they are not applicable, not required, or the information is shown in the financial statements or related notes.

3.	Exhibits. See (b) below.
(b)	Exhibits

Exhibit Number	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation of the Registrant. (Incorporated by reference to Exhibit 3.1 to Form 8-K filed February 6, 2020.)

3.2	Amended and Restated Bylaws of the Registrant. (Incorporated by reference to Exhibit 3.2 to Form 8-K filed February 6, 2020.)

4.1	Specimen Certificate evidencing shares of the Registrant’s common stock. (Incorporated by reference to Exhibit 4.1 to Amendment No. 3 to Form S-1 filed September 20, 2019.)

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

10.4

Investigator-Initiated Clinical Trial Agreement dated June 27, 2016 between The Regents of the University of California and the Registrant. (Incorporated by reference to Exhibit 10.7 to Form S-1 filed July 3, 2019.)

10.5+	Annovis Bio, Inc. 2019 Equity Incentive Plan. (Incorporated by reference to Appendix A to the Proxy Statement on Schedule 14A filed on April 19, 2021.)

10.6+	Employment Agreement dated as of March 24, 2020 between the Registrant and Jeffrey McGroarty. (Incorporated by reference to Exhibit 10.9 to Form 10-K filed March 25, 2020.)

23.1	Consent of WithumSmith+Brown, PC.

24.1	Power of Attorney. (Included on signature page to this Annual Report on Form 10-K.)

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description of Exhibit
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File – the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

+	Indicates management contract or compensatory plan.
(c)	Financial Statement Schedules

None.

Item 16. Form 10-K Summary.

None.

ANNOVIS BIO, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Annovis Bio, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Annovis Bio, Inc. (the “Company”), as of December 31, 2021 and 2020, and the related statements of operations, statements of redeemable convertible preferred stock and stockholders’ equity (deficit) and cash flows for each of the two years in the period ended December 31, 2021 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

East Brunswick, New Jersey

March 2, 2022

PCAOB ID Number 100

ANNOVIS BIO, INC.

Balance Sheets

	As of December 31,
	2021	2020

Assets
Current assets:
Cash and cash equivalents	$45,686,014	$8,074,658
Prepaid expenses and other current assets	315,464	44,676
Total current assets	46,001,478	8,119,334
Total assets	$46,001,478	$8,119,334
Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$688,074	$341,856
Accrued expenses	818,440	236,524
Total current liabilities	1,506,514	578,380
Total liabilities	1,506,514	578,380
Commitments and contingencies (Note 8)
Stockholders’ equity (deficit):
Preferred stock - $0.0001 par value, 2,000,000 shares authorized and 0 shares issued and outstanding	—	—
Common stock - $0.0001 par value, 35,000,000 shares authorized and 8,100,570 and 6,891,608 shares issued and outstanding at December 31, 2021 and 2020, respectively	810	689
Additional paid-in capital	73,220,361	21,779,340
Accumulated deficit	(28,726,207)	(14,239,075)
Total stockholders’ equity	44,494,964	7,540,954
Total liabilities and stockholders’ equity	$46,001,478	$8,119,334

See accompanying notes to financial statements.

ANNOVIS BIO, INC.

Statements of Operations

	Year Ended December 31,

	2021	2020
Operating expenses:
Research and development	$8,479,031	$3,054,025
General and administrative	6,058,190	3,586,196
Total operating expenses	14,537,221	6,640,221

Operating loss	(14,537,221)	(6,640,221)
Other income (expense):
Change in fair value of derivative liability	—	(26,500)
Interest income, net	13,335	47,225
Grant income	36,754	1,157,449
Total other income (expense)	50,089	1,178,174

Loss before income taxes	(14,487,132)	(5,462,047)
Income tax expense (benefit)	—	—
Net loss	$(14,487,132)	$(5,462,047)
Basic and diluted loss per common share	$(1.90)	$(0.87)
Weighted average number of common shares outstanding, basic and diluted	7,626,278	6,308,961

See accompanying notes to financial statements.

ANNOVIS BIO, INC.

Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

For the Years Ended December 31, 2021 and 2020

	Redeemable Convertible Preferred Stock				Stockholders’ Equity (Deficit)
									Total
							Additional		Stockholders’
	Series A		Series A-1		Common Stock		Paid-In	Accumulated	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance, December 31, 2019	5,133,159	$6,509,303	630,722	$567,649	282,614	$28	$200,600	$(8,777,028)	$(8,576,400)
Conversion of redeemable convertible preferred stock to common stock upon completion of initial public offering	(5,133,159)	(6,509,303)	(630,722)	(567,649)	4,117,089	412	7,076,540	—	7,076,952
Conversion of convertible promissory notes, including embedded derivative, to common stock upon completion of initial public offering	—	—	—	—	118,470	12	672,512	—	672,524
Issuance of common stock in initial public offering, net of issuance costs	—	—	—	—	2,300,000	230	11,955,565	—	11,955,795
Exercise of stock options	—	—	—	—	48,435	5	9,212	—	9,217
Issuance of common stock to consultants and advisors	—	—	—	—	25,000	2	122,748	—	122,750
Stock-based compensation expense	—	—	—	—	—	—	1,742,163	—	1,742,163
Net loss	—	—	—	—	—	—	—	(5,462,047)	(5,462,047)
Balance, December 31, 2020	—	—	—	—	6,891,608	689	21,779,340	(14,239,075)	7,540,954
Issuance of common stock, net of issuance costs	—	—	—	—	1,000,000	100	46,648,313	—	46,648,413
Exercise of stock options	—	—	—	—	155,038	16	95,086	—	95,102
Cashless exercise of warrants	—	—	—	—	53,924	5	(5)	—	—
Stock-based compensation expense	—	—	—	—	—	—	4,697,627	—	4,697,627
Net loss	—	—	—	—	—	—	—	(14,487,132)	(14,487,132)
Balance, December 31, 2021	—	$—	—	$—	8,100,570	$810	$73,220,361	$(28,726,207)	$44,494,964

See accompanying notes to financial statements.

ANNOVIS BIO, INC.

Statements of Cash Flows

	Year Ended December 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(14,487,132)	$(5,462,047)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of deferred financing fees	—	129
Amortization of debt discount	—	396
Stock-based compensation expense, including stock issued to consultants and advisors	4,697,627	1,864,913
Change in fair value of derivative liability	—	26,500
Changes in operating assets and liabilities:
Grant receivable	—	735,075
Prepaid expenses and other current assets	(270,788)	(34,097)
Accounts payable	346,218	(695,660)
Accrued expenses	581,916	(406,032)
Net cash used in operating activities	(9,132,159)	(3,970,823)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	46,648,413	12,034,406
Proceeds from exercise of stock options	95,102	9,217
Net cash provided by financing activities	46,743,515	12,043,623
Net increase in cash and cash equivalents	37,611,356	8,072,800
Cash and cash equivalents, beginning of year	8,074,658	1,858
Cash and cash equivalents, end of year	$45,686,014	$8,074,658
Supplemental disclosure of non-cash financing activities:
Conversion of redeemable convertible preferred stock to common stock	$—	$7,076,952
Conversion of convertible promissory notes, including embedded derivative, to common stock	$—	$672,524

See accompanying notes to financial statements.

Annovis Bio, Inc.

Notes to Financial Statements

December 31, 2021 and 2020

(1) Nature of Business and Liquidity

Annovis Bio, Inc. (the “Company” or “Annovis”) was incorporated on April 29, 2008, under the laws of the State of Delaware. Annovis is a clinical-stage drug platform company addressing neurodegeneration such as Alzheimer’s disease (“AD”), Parkinson’s disease (“PD”) and Down syndrome patients with AD (“DS-AD”). The toxic cascade in neurodegeneration begins with high levels of neurotoxic proteins which lead to impaired axonal transport, inflammation, death of nerve cells and loss of cognition and motor function. The Company’s lead compound, Buntanetap, is a small molecule administered orally that attacks neurodegeneration by entering the brain and inhibiting the translation of multiple neurotoxic proteins thereby impeding the toxic cascade.

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

The Company closed its initial public offering (the “IPO”) on January 31, 2020, pursuant to which it sold a total of 2,300,000 shares of common stock at an initial offering price of $6.00 per share for total gross proceeds of approximately $13.8 million. The net proceeds of the IPO were approximately $12.0 million after deducting underwriting discounts and issuance costs paid by the Company. In conjunction with the IPO, the Company granted the underwriters 100,000 warrants to purchase shares of Company common stock at an exercise price of $7.50 per share, which is 125% of the initial public offering price. Upon the closing of the IPO, outstanding redeemable convertible preferred stock and convertible promissory notes converted into shares of Company common stock totaling 4,117,089 and 118,470, respectively. On May 26, 2021, the Company closed an underwritten public offering of 1,000,000 shares of its common stock at an offering price of $50.00 per share, for gross proceeds of $50.0 million. The net proceeds of the offering were approximately $46.6 million, after deducting underwriting discounts and issuance costs paid by the Company. The Company’s common stock trades on the New York Stock Exchange under the ticker symbol “ANVS”.

As of the date these financial statements are issued, management believes that the current cash and cash equivalents are sufficient to fund operations and capital requirements for at least the next 12 months including one potential short-term clinical trial in AD and one potential short term clinical trial in PD. To fund additional planned Phase 3 trials, however, the Company will need to raise additional capital. There is no assurance that such financing will be available when needed or on acceptable terms.

(2) Summary of Significant Accounting Policies

(a) Basis of Presentation

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Any reference in these notes to applicable guidance is meant to refer to U.S. GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”).

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

Significant items subject to such estimates and assumptions include progress towards completion of research and development projects, stock-based compensation expense, grant income and contingent liabilities. Future events and their effects cannot be predicted with certainty; accordingly, accounting estimates require the exercise of judgment. Accounting estimates used in the preparation of these financial statements change as new events occur, as more experience is acquired, as additional information is obtained and as the operating environment changes.

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

(i) Stock-Based Compensation

Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is generally the vesting period. Forfeitures are recognized in compensation expense in the period when they occur.

The Company uses the Black-Scholes option pricing model to value its option awards which requires the use of subjective assumptions, including the expected life of the option and expected share price volatility. The assumptions used in calculating the fair value of stock-based awards represent management’s best estimates and involve inherent uncertainties and the application of management’s judgment. As a result, if factors change and management uses different assumptions, stock-based compensation expense could be materially different for future awards.

Upon exercise of stock options, the Company issues shares first from treasury stock, if available, then from authorized but unissued shares.

(j) Income Taxes

The Company provides for income taxes using the asset and liability approach. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. As of December 31, 2021 and 2020, the Company had a full valuation allowance against its deferred tax assets.

The Company is subject to the provisions of ASC 740, Income Taxes, which prescribes a more likely-than-not threshold for the financial statement recognition of uncertain tax positions. ASC 740 clarifies the accounting for income taxes by prescribing a minimum recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. There are currently no open federal or state tax audits. The Company has not recorded any liability for uncertain tax positions at December 31, 2021 or December 31, 2020.

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

In November 2021, the FASB issued ASU No. 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance. The amendments in ASU 2021-10 require annual disclosures about transactions with a government that are accounted for by applying a grant or contribution accounting model by analogy. The new disclosure requirements include information about the nature of the transactions and the related accounting policy used to account for the transactions; the line items on the balance sheet and income statement that are affected by the transactions, and the amounts applicable to each financial statement line item; and significant terms and conditions of the transactions, including commitments and contingencies. The guidance is effective for fiscal years beginning after

December 15, 2021, with early adoption permitted, and may be adopted prospectively or retrospectively. The Company does not believe the adoption of this standard will have a significant impact on its financial statements.

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

The following table provides the carrying value and fair value of certain financial assets and liabilities of the Company measured at fair value on a recurring basis as of December 31, 2021 and December 31, 2020:

		Fair Value Measurement at
		December 31, 2021
	Carrying Value	Level 1	Level 2	Level 3
Cash and cash equivalents	$45,686,014	$45,686,014	$—	$—

		Fair Value Measurement at
		December 31, 2020
	Carrying Value	Level 1	Level 2	Level 3
Cash and cash equivalents	$8,074,658	$8,074,658	$—	$—

(4) Grant Income

In September 2019, as modified in September 2020, the Company received a Notice of Award for a $1.9 million grant from the National Institute on Aging of the National Institutes of Health (the “NIH”) to cover costs of long-term chronic toxicology studies of Buntanetap in rats and dogs. The Company began the long-term chronic toxicology studies in November 2019. The Company recognized grant income of $36,754 and $1,157,449 for the years ended December 31, 2021 and 2020, respectively, in connection with the NIH grant. The Company received payments under the grant of $36,754 and $1,892,524 during the years ended December 31, 2021 and 2020, respectively and recorded a grant receivable of $0 as of December 31, 2021 and 2020, and had no unreimbursed, eligible costs incurred under the grant. As of December 31, 2021, there were no remaining funds available under the grant.

(5) Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	As of December 31,
	2021	2020
Prepaid clinical trial expenses	$232,752	$—
Prepaid insurance	29,111	26,542
Prepaid expenses	43,736	11,690
Security deposits	9,865	6,444
	$315,464	$44,676

(6) Accrued Expenses

Accrued expenses consisted of the following:

	As of December 31,
	2021	2020
Payroll and related benefits	$712,768	$16,493
Accrued professional and clinical fees	105,672	216,198
Accrued license payments	—	3,833
	$818,440	$236,524

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

The Company incurred costs of $8,622 in connection with the issuance of the Notes. In addition, on issuance, the Company recognized a discount associated with the Notes of $26,500 related to the fair value of an embedded derivative reflecting the share-settlement provision upon the closing of a Qualified Financing. Unamortized deferred financing fees and debt discount were deducted from the face amount of the Notes on the balance sheets. The Company amortized the deferred financing fees and debt discount over the term of the Notes as additional interest expense using the effective interest method. The effective interest rate on the Notes was 9.8%. The Company made no cash payments for interest.

On January 31, 2020, the Company closed its IPO. In accordance with the terms of the Notes, the outstanding Notes plus accrued interest converted into 118,470 shares of Company common stock at a 20% discount to the initial offering price of shares issued in the IPO.

(8) Commitments and Contingencies

(a) Leases

The Company leases its office facilities under a month-to-month operating lease. Total rental expense was $51,760 and $41,603 for the years ended December 31, 2021 and 2020, respectively.

(b) License Agreement

The Company previously licensed the rights to certain chemical compounds, know-how and intellectual property rights that may be suitable for the development of human therapeutics from a subsidiary of Horizon Therapeutics, PLC (the “Licensor”). Under the license agreement, the Company paid a minimum annual fee of $46,000 and was required to make milestone payments upon attainment of certain milestone events, royalties based on net sales of products covered by the patent-related rights and a portion of any sublicense income received by the Company. The Licensor also granted the Company a buy-out option which was exercisable at any time during the term of the agreement at increasing amounts based on the achievement of certain milestones. The Company had the right to terminate the agreement at any time by giving 90 days advance notice subject to the payment of any amounts due under the agreement at that time. Expenses related to the license agreement were recognized in general and administrative expense in the statements of operations.

In July 2021, the Company gave notice to the Licensor of its termination of the license agreement and the license agreement was terminated effective October 14, 2021. The Company has paid to the Licensor the prorated annual fees through the termination date. No milestones had been achieved as of the termination date.

(c) Employment Agreements

The Company has agreements with its executive officers that provide for severance payments to the employee upon termination of the agreement by the Company for any reason other than for cause, death or disability or by the employee for good reason The maximum aggregate severance payments under the agreements were approximately $930,000 at December 31, 2021.

(d) Litigation

The Company is subject, from time to time, to claims by third parties under various legal disputes. The defense of such claims, or any adverse outcome relating to any such claims, could have a material adverse effect on the Company’s liquidity, financial condition and cash flows.

During the year ended December 31, 2021, two securities class action complaints were filed against the Company and its executive officers following disclosure of interim results from the AD/PD Trial. Both complaints were voluntarily dismissed without prejudice by the plaintiffs.

At December 31, 2021, the Company did not have any pending legal actions.

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

(9) Redeemable Convertible Preferred Stock and Stockholders’ Equity

(a) Overview

The Company closed its IPO on January 31, 2020, issuing 2,300,000 shares of common stock. In connection with the closing of the Company’s IPO, the then-outstanding 5,133,159 shares of Series A and 630,722 shares of Series A-1 redeemable convertible preferred stock converted into an aggregate of 4,117,089 shares of Company common stock. Each share of redeemable convertible preferred stock was converted into the number of shares of common stock determined by dividing the original issue price by the applicable conversion price. The Series A-1 conversion price was $1.26, and the Series A conversion price was $0.70.

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

(d) Warrants

In conjunction with the IPO, the Company granted the underwriters 100,000 warrants to purchase shares of Company common stock at an exercise price of $7.50 per share, which is 125% of the initial public offering price. The warrants have a five-year term and were exercisable as of January 29, 2021. During the year ended December 31, 2021, 97,600 of the warrants were tendered to the Company by the holders pursuant to cashless exercises. Warrants outstanding as of December 31, 2021 and 2020, were 2,400 and 100,000, respectively. The Company accounts for the warrants as a component of stockholders’ equity.

(10) Stock-Based Compensation

Effective upon the closing of the Company’s IPO on January 31, 2020, the Company’s 2019 Equity Incentive Plan (the “2019 Plan”) became effective, succeeding the Company’s previous equity incentive plan. No new options may be issued under the previous plan, although shares subject to grants which are cancelled or forfeited will again be available under the 2019 Plan. Effective June 1, 2021, the 2019 Plan was amended to increase the number of shares authorized to be issued from 1,000,000 to 2,000,000. As of December 31, 2021, 630,569 shares were available for future grants.

The 2019 Plan provides for grants to employees, members of the Board, consultants and advisors to the Company, in the form of stock options, stock awards and other equity-based awards. The amount and terms of grants are determined by the Board. Stock options have a maximum term of 10 years after date of grant and are exercisable in cash or as otherwise determined by the Board.

Stock-based compensation expense in the statements of operations, including the fair value of stock awards to consultants and advisors for services rendered, for the years ended December 31, 2021 and 2020 was as follows:

	Year Ended
	December 31,
	2021	2020

Research and development	$2,016,745	$138,704
General and administrative	2,680,882	1,726,209
	$4,697,627	$1,864,913

Stock option activity for the years ended December 31, 2021, and 2020, was as follows:

			Weighted
			Average
			Remaining
		Weighted	Contractual	Aggregate
	Number of	Average	Term	Intrinsic
	Shares	Exercise Price	(Years)	Value
Outstanding at December 31, 2019	352,282	$ 0.19
Granted	810,000	3.46
Exercised	(48,435)	0.19
Forfeited	(2,381)	0.14
Outstanding at December 31, 2020	1,111,466	2.57
Granted	538,095	33.78
Exercised	(159,813)	2.83
Outstanding at December 31, 2021	1,489,748	13.82	8.4	$ 14,325,377
Exercisable at December 31, 2021	1,105,568	5.87	7.9	$ 14,325,377

The aggregate intrinsic value of options exercised during the years ended December 31, 2021 and 2020 was $11,163,998 and $196,976, respectively. As of December 31, 2021 there was $9,933,691 unrecognized compensation expense related to unvested options. That cost is expected to be recognized over a weighted-average period of 1.4 years.

During the years ended December 31, 2021 and 2020, the Company issued 538,095 and 810,000 options, respectively. Under the grant agreements for the 2021 stock option grants, 143,391 of the options vested immediately, 155,253 of the options vest on March 31, 2022, 155,251 of the options vest on March 31, 2023 and 84,200 of the options vest in substantially equal quarterly installments over two years from the date of grant. Under the grant agreements for the 2020 stock option grants, 50,000 of the options vested after one year and the remainder of the options were vested and exercisable upon grant. All of the options have a 10-year term.

The weighted average grant date fair value of options issued during the years ended December 31, 2021 and 2020 was $27.13 per share and $2.19 per share, respectively. The fair value was estimated using the Black Sholes option pricing model. The expected life of options was estimated using the simplified method, as the Company has limited historical information to develop reasonable expectations about future exercise patterns and post-vesting employment. The risk-free rate was based on the interest rate payable on U.S. Treasury securities at the time of grant for a period that is commensurate with the expected term of the option. Given the lack of a public market for the Company’s common stock prior to the IPO, the expected stock price volatility was based on a weighted approach that incorporates the historic daily volatility of the Company’s common stock since the IPO and the historic daily volatility of similar companies that have been publicly traded for a period commensurate with the expected term of the option. The expected dividend yield is 0% because the Company has not historically paid and does not expect for the foreseeable future to pay a dividend on its common stock. The weighted average assumptions used in the valuation of options granted were as follows:

	Year Ended	Year Ended
	December 31, 2021	December 31, 2020
Risk-free interest rate	1.17%	0.38%
Expected life	5.3	5.0
Expected volatility	113%	80%
Expected dividend yield	—	—

During the year ended December 31, 2020, the Company granted stock awards totaling 25,000 shares to consultants and advisors for services rendered which vested upon grant. These awards had a weighted-average grant date fair value of $4.91 per share and an aggregate fair value of $122,750, which was recognized in stock-based compensation expense upon grant. No stock awards were issued during the year ended December 31, 2021. As of December 31, 2021, there were no unvested stock awards and there was no unrecognized compensation expense related to stock awards.

(11) Net Loss Per Share

The Company has reported a net loss for the years ended December 31, 2021 and 2020, and the basic and diluted net loss per share attributable to common stockholders are the same for both years because all redeemable convertible preferred stock, convertible promissory notes, warrants and stock options have been excluded from the computation of diluted weighted-average shares outstanding because such securities would have an antidilutive impact.

The following table sets forth the computation of basic and diluted net loss per share:

	Year Ended
	December 31,
	2021	2020
Numerator
Net loss	$(14,487,132)	$(5,462,047)
Denominator
Weighted-average common shares outstanding, basic and diluted	7,626,278	6,308,961
Net loss per share, basic and diluted	$(1.90)	$(0.87)

Potential common shares that are excluded from the computation of diluted weighted-average shares outstanding are as follows:

	December 31,
	2021	2020
Stock options	1,489,748	1,111,466
Warrants	2,400	100,000

(12) Income Taxes

The federal and state provision (benefit) for income taxes was $0 for the years ended December 31, 2021 and 2020.

A reconciliation of income tax provision (benefit) computed at the statutory federal income tax rate to income taxes as reflected in the financial statements for the years ended December 31, 2021 and 2020 is as follows:

	Year Ended
	December 31,
	2021	2020
Federal income tax benefit at statutory rate	21.0%	21.0%
State and local tax, net of federal benefit	13.7%	7.6%
Permanent differences	0.1%	(0.8)%
Research and development credit	2.4%	1.9%
Stock-based compensation	15.7%	—%
Change in valuation allowance	(52.9)%	(29.7)%
Effective income tax rate	0.0%	0.0%

Deferred taxes are recognized for temporary differences between the basis of assets and liabilities for financial statement and income tax purposes. The significant components of the Company’s deferred tax assets are comprised of the following:

	As of December 31,
	2021	2020
Net operating loss carryforwards	$6,512,249	$2,460,773
Capitalized research and development	2,002,431	—
Stock-based compensation	1,759,129	547,628
Research and development tax credit carryforwards	648,077	241,414
Total deferred tax assets	10,921,886	3,249,815
Less valuation allowance	(10,921,886)	(3,249,815)
Net deferred taxes	$—	$—

As of December 31, 2021, the Company had U.S. federal net operating loss (“NOL”) carryforwards of $21,844,192, which may be available to offset future income tax liabilities. Federal NOL carryforwards generated in 2017 and prior of $2,764,240 will expire beginning in 2032. The remaining federal NOL carryforwards generated in 2018 and later do not expire. As of December 31, 2021, the Company also had U.S. state NOL carryforwards of $24,391,076 which may be available to offset future income tax liabilities and will expire beginning in 2028.

The Company has recorded a full valuation allowance against its net deferred tax assets as of December 31, 2021 and 2020 because the Company has determined that is it more likely than not that these assets will not be fully realized due to historic net operating losses incurred. The Company experienced a net change in valuation allowance of $7,672,071 and $1,619,516 in the years ended December 31, 2021 and 2020, respectively.

As of December 31, 2021, the Company had federal research and development tax credit carryforwards of $648,077 available to reduce future tax liabilities which expire beginning in 2028.

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

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal and state jurisdictions, where applicable. The Company’s tax years from 2018 to the present remain open for review. All open years may be examined to the extent that tax credits or NOL carryforwards are used in future periods. The Company will recognize interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2021, the Company had no accrued interest or penalties related to uncertain tax positions and no amounts have been recognized in the Company’s statements of operations.

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

(13) Related-Party Transactions

As discussed in Note 7, in March 2019 the Company issued Notes in the aggregate principal amount of $530,000. Three of the Company’s directors purchased an aggregate of $305,000 of the Notes. On January 31, 2020, the Company closed its IPO and the outstanding Notes plus accrued interest held by directors converted into 71,429 shares of the Company’s common stock.

(14) Subsequent Events

On January 3, 2022, the Company granted options to purchase an aggregate of 188,294 shares of common stock at an exercise price of $19.78 per share to employees, members of the board of directors and consultants to the Company.

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

Signature	Title	Date

/s/ MARIA MACCECCHINI	President and Chief Executive Officer	March 2, 2022
Maria Maccecchini	(principal executive officer)

/s/ JEFFREY MCGROARTY	Chief Financial Officer (principal	March 2, 2022
Jeffrey McGroarty	financial and accounting officer)

/s/ MICHAEL HOFFMAN	Chairman of the Board and Director	March 2, 2022
Michael Hoffman

/s/ CLAUDINE BRUCK	Director	March 2, 2022
Claudine Bruck

/s/ REID MCCARTHY	Director	March 2, 2022
Reid McCarthy

/s/ MARK WHITE	Director	March 2, 2022
Mark White