Form 10-Q
period 2022-03-31
Annovis Bio, Inc.
filed 2022-05-04
CIK 1477845

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2022

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

The number of outstanding shares of the registrant’s common stock as of May 2, 2022 was: 8,163,923.

ANNOVIS BIO, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2022

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

Annovis Bio, Inc.

Balance Sheets

	March 31,	December 31,
	2022	2021
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$42,668,838	$45,686,014
Prepaid expenses and other current assets	627,902	315,464
Total current assets	43,296,740	46,001,478
Total assets	$43,296,740	$46,001,478
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$928,997	$688,074
Accrued expenses	327,435	818,440
Total current liabilities	1,256,432	1,506,514
Total liabilities	1,256,432	1,506,514
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock - $0.0001 par value, 2,000,000 shares authorized and 0 shares issued and outstanding	—	—
Common stock - $0.0001 par value, 35,000,000 shares authorized and 8,163,923 and 8,100,570 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	816	810
Additional paid-in capital	76,659,912	73,220,361
Accumulated deficit	(34,620,420)	(28,726,207)
Total stockholders’ equity	42,040,308	44,494,964
Total liabilities and stockholders’ equity	$43,296,740	$46,001,478

See accompanying notes to financial statements.

Annovis Bio, Inc.

Statements of Operations

(unaudited)

	Three Months Ended
	March 31,
	2022	2021
Operating expenses:
Research and development	$2,809,791	$2,389,583
General and administrative	3,104,071	839,627
Total operating expenses	5,913,862	3,229,210

Operating loss	(5,913,862)	(3,229,210)
Other income:
Interest income	19,649	197
Grant income	—	29,340
Total other income	19,649	29,537

Loss before income taxes	(5,894,213)	(3,199,673)
Income tax expense (benefit)	—	—
Net loss	$(5,894,213)	$(3,199,673)
Basic and diluted loss per common share	$(0.72)	$(0.46)
Weighted average number of common shares outstanding, basic and diluted	8,157,445	6,920,622

See accompanying notes to financial statements.

Annovis Bio, Inc.

Statements of Changes in Stockholders’ Equity

(unaudited)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Three Months Ended March 31, 2022
Balance, December 31, 2021	8,100,570	$810	$73,220,361	$(28,726,207)	$44,494,964
Exercise of stock options	63,353	6	4,607	—	4,613
Stock-based compensation expense	—	—	3,434,944	—	3,434,944
Net loss	—	—	—	(5,894,213)	(5,894,213)
Balance, March 31, 2022	8,163,923	$816	$76,659,912	$(34,620,420)	$42,040,308

Three Months Ended March 31, 2021
Balance, December 31, 2020	6,891,608	$689	$21,779,340	$(14,239,075)	$7,540,954
Exercise of stock options	3,868	1	3,016	—	3,017
Cashless exercise of warrants	51,644	5	(5)	—	—
Stock-based compensation expense	—	—	23,977	—	23,977
Net loss	—	—	—	(3,199,673)	(3,199,673)
Balance, March 31, 2021	6,947,120	$695	$21,806,328	$(17,438,748)	$4,368,275

See accompanying notes to financial statements.

Annovis Bio, Inc.

Statements of Cash Flows

(unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(5,894,213)	$(3,199,673)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	3,434,944	23,977
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(312,438)	(317,473)
Accounts payable	240,923	482,709
Accrued expenses	(491,005)	535,592
Net cash used in operating activities	(3,021,789)	(2,474,868)
Cash flows from financing activities:
Proceeds from exercise of stock options	4,613	3,017
Net cash provided by financing activities	4,613	3,017
Net decrease in cash and cash equivalents	(3,017,176)	(2,471,851)
Cash and cash equivalents, beginning of period	45,686,014	8,074,658
Cash and cash equivalents, end of period	$42,668,838	$5,602,807

See accompanying notes to financial statements.

Annovis Bio, Inc.

Notes to Financial Statements

(Unaudited)

(1) Nature of Business and Liquidity

Annovis Bio, Inc. (the “Company” or “Annovis”) is a clinical-stage drug platform company addressing Alzheimer’s disease (“AD”), Parkinson’s disease (“PD”) and other chronic neurodegenerative diseases, including AD in Down syndrome (“AD-DS”). The Company’s lead compound, buntanetap, is a small, once a day, orally administered, brain penetrant compound. In several clinical and pre-clinical studies, buntanetap inhibited the synthesis of neurotoxic proteins—APP/Aβ (“APP”), tau/phospho-tau (“tau”) and α-Synuclein (“αSYN”)—that are the main cause of neurodegeneration. High levels of neurotoxic proteins lead to impaired axonal transport, which is responsible for the communication between and within nerve cells. When that communication is impaired, the immune system is activated and attacks the nerve cells, eventually killing them. The Company has shown in its clinical and pre-clinical studies that buntanetap lowered neurotoxic protein levels leading to improved axonal transport, reduced inflammation, lower nerve cell death and improved function.

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

The Company has a history of incurring net losses and anticipates incurring additional losses until such time, if ever, that it can generate significant revenue from its product candidates currently in development. The Company’s primary source of capital has been the issuance of equity securities. On May 26, 2021, the Company closed an underwritten public offering of 1,000,000 shares of its common stock at an offering price of $50.00 per share, for gross proceeds of $50.0 million. The net proceeds of the offering were approximately $46.6 million, after deducting underwriting discounts and issuance costs. The Company’s common stock trades on the New York Stock Exchange under the ticker symbol “ANVS”.

As of the date these financial statements are issued, management believes that the current cash and cash equivalents are sufficient to fund operations and capital requirements for at least the next 12 months including one planned six-month clinical trial in early PD patients and one potential short-term trial in early AD patients. To fund additional expected Phase 3 trials, however, the Company will need to raise additional capital. There is no assurance that such financing will be available when needed or on acceptable terms.

(2) Summary of Significant Accounting Policies

(a) Basis of Presentation of Interim Unaudited Financial Statements

The interim financial statements included herein are unaudited. In the opinion of management, these statements include all adjustments, consisting of normal, recurring adjustments, necessary for a fair presentation of the financial position of Annovis at March 31, 2022, and its results of operations and its cash flows for the three months ended March 31, 2022 and 2021. The interim results of operations are not necessarily indicative of the results to be expected for a full year. These interim unaudited financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2021 and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. The accompanying financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”). Any reference in these notes to applicable guidance is meant to refer to

U.S. GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”). Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to such rules and regulations relating to interim financial statements.

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

Significant items subject to such estimates and assumptions include stock-based compensation expense, progress toward completion of research and development projects, grant income and contingent liabilities. Future events and their effects cannot be predicted with certainty; accordingly, accounting estimates require the exercise of judgment. Accounting estimates used in the preparation of these financial statements change as new events occur, as more experience is acquired, as additional information is obtained and as the operating environment changes.

(c) Basic and Diluted Net Income (Loss) per Share

Basic net income (loss) per share is determined using the weighted average number of shares of common stock outstanding during each period. Diluted net income (loss) per share includes the effect, if any, from the potential exercise or conversion of securities, such as warrants and stock options, which would result in the issuance of incremental shares of common stock. The computation of diluted net income (loss) per shares does not include the conversion of securities that would have an anti-dilutive effect.

(d) Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. At times, the Company’s cash balances may exceed the current insured amounts under the Federal Deposit Insurance Corporation.

(e)  Issuance Costs Associated with Equity Issuances

Issuance costs incurred in connection with the Company’s equity issuances, which primarily consist of direct incremental legal, printing, listing and accounting fees, are offset against proceeds received in the issuances and charged to additional paid-in capital in the period the equity issuance is completed.

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

(j) Income Taxes

The Company provides for income taxes using the asset and liability approach. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. As of March 31, 2022 and December 31, 2021, the Company has recorded a full valuation allowance against its deferred tax assets.

The Company is subject to the provisions of ASC 740, Income Taxes, which prescribes a more likely-than-not threshold for the financial statement recognition of uncertain tax positions. ASC 740 clarifies the accounting for income taxes by prescribing a minimum recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. There are currently no open federal or state tax audits. The Company has not recorded any liability for uncertain tax positions at March 31, 2022 or December 31, 2021.

(k) Recent Accounting Pronouncements

In November 2021, the FASB issued ASU No. 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance. The amendments in ASU 2021-10 require annual disclosures about transactions with a government that are accounted for by applying a grant or contribution accounting model by analogy. The new disclosure requirements include information about the nature of the transactions and the related accounting policy used to account for the transactions; the line items on the balance sheet and income statement that are affected by the transactions, and the amounts applicable to each financial statement line item; and significant terms and conditions of the transactions, including commitments and contingencies. The guidance is effective for fiscal years beginning after December 15, 2021, with early adoption permitted, and may be adopted prospectively or retrospectively. The adoption of this standard did not have a significant impact on the Company’s financial statements.

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

The following table provides the carrying value and fair value of certain financial assets and liabilities of the Company measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021:

		Fair Value Measurement at
		March 31, 2022
	Carrying Value	Level 1	Level 2	Level 3
Cash and cash equivalents	$42,668,838	$42,668,838	$—	$—

		Fair Value Measurement at
		December 31, 2021
	Carrying Value	Level 1	Level 2	Level 3
Cash and cash equivalents	$45,686,014	$45,686,014	$—	$—

(4) Grant Income

In September 2019, as modified in September 2020, the Company received a Notice of Award for a $1.9 million grant from the National Institute on Aging of the National Institutes of Health (the “NIH”) to cover costs of long-term chronic toxicology studies of buntanetap in rats and dogs. The Company began the long-term chronic toxicology studies in November 2019. The Company recognized grant income of $0 and $29,340 for the three months ended March 31, 2022 and 2021, respectively, in connection with the NIH grant. The Company received payments under the grant of $0 and $29,340 during the three months ended March 31, 2022 and 2021, respectively. The Company recorded a grant receivable of $0 as of March 31, 2022 and December 31, 2021, and had no unreimbursed, eligible costs incurred under the grant. As of March 31, 2022, there were no remaining funds available under the grant.

(5) Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	March 31,	December 31,
	2022	2021
Prepaid clinical trial expenses	$258,361	$232,752
Prepaid insurance	313,119	29,111
Prepaid expenses	46,557	43,736
Security deposits	9,865	9,865
	$627,902	$315,464

(6) Accrued Expenses

Accrued expenses consisted of the following:

	March 31,	December 31,
	2022	2021
Payroll and related benefits	$168,515	$712,768
Accrued professional and clinical fees	158,920	105,672
	$327,435	$818,440

(7) Commitments and Contingencies

(a) Leases

The Company leases its office facilities under a month-to-month operating lease. Total rental expense was $17,276 and $10,615 for the three months ended March 31, 2022 and 2021, respectively.

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

(c) Employment Agreements

The Company has agreements with its executive officers that provide for severance payments to the employee upon termination of the agreement by the Company for any reason other than for cause, death or disability or by the employee for good reason The maximum aggregate severance payments under the agreements were approximately $986,000 at March 31, 2022.

(d) Litigation

The Company is subject, from time to time, to claims by third parties under various legal disputes. The defense of such claims, or any adverse outcome relating to any such claims, could have a material adverse effect on the Company’s liquidity, financial condition and cash flows.

At March 31, 2022, the Company did not have any pending legal actions.

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

(8) Stockholders’ Equity

(a) Overview

The Company’s Amended and Restated Certificate of Incorporation was adopted on January 31, 2020, in conjunction with the closing of the Company’s initial public offering (the “IPO”), to authorize the issuance of two classes of stock to be designated, respectively, common stock and preferred stock. The total number of shares which the Company is authorized to issue is 37,000,000, each with a par value of $0.0001 per share. Of these shares, 35,000,000 shall be common stock and 2,000,000 shall be preferred stock.

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

(c) Preferred Stock

Preferred stock may be issued from time to time by the Board in one or more series. There was no preferred stock issued or outstanding as of March 31, 2022 or December 31, 2021.

(d) Warrants

In conjunction with the closing of the Company’s IPO, the Company granted the underwriters 100,000 warrants to purchase shares of Company common stock at an exercise price of $7.50 per share, which was 125% of the initial public offering price. The warrants have a five-year term and were exercisable as of January 29, 2021. During the year ended December 31, 2021, 97,600 of the warrants were tendered to the Company by the holders pursuant to cashless exercises. As of March 31, 2022 and December 31, 2021, 2,400 of the warrants were outstanding. The Company accounts for the warrants as a component of stockholders’ equity.

(9) Stock-Based Compensation

The Company’s 2019 Equity Incentive Plan (the “2019 Plan”) became effective on January 31, 2020, succeeding the Company’s previous equity incentive plan. No new options may be issued under the previous plan, although shares subject to grants which are cancelled or forfeited will again be available under the 2019 Plan. Effective June 1, 2021, the 2019 Plan was amended to increase the number of shares authorized to be issued from 1,000,000 to 2,000,000. As of March 31, 2022, 442,275 shares were available for future grants.

Stock-based compensation expense was as follows:

	Three Months Ended
	March 31,
	2022	2021
General and administrative	$2,245,043	$23,977
Research and development	1,189,901	—
	$3,434,944	$23,977

During the three months ended March 31, 2022, the Company granted options to purchase 188,294 shares of common stock at an exercise price of $19.78 per share to employees, members of its board of directors and consultants. Under the grant agreements, the options generally vest in substantially equal quarterly installments over two years and have a 10-year term. The options granted during the three months ended March 31, 2022 were valued using the Black Scholes option pricing model using the following assumptions: (i) expected term of 5.5 years; (ii) risk free interest rate of 1.42%; (iii) expected volatility of 114.0%; and (iv) dividend yield of 0.0%. The weighted-average grant date fair value of options issued by the Company during the three months ended March 31, 2022 was $16.36 per share.

Stock options exercised during the three months ended March 31, 2022 and 2021, were 70,101 and 3,868, respectively. As of March 31, 2022, there were 1,607,941 options outstanding, of which 1,211,193 were vested and exercisable. As of December 31, 2021, there were 1,489,748 options outstanding, of which 1,105,568 were vested and exercisable.

(10) Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended
	March 31,
	2022	2021
Numerator
Net loss	$(5,894,213)	$(3,199,673)
Denominator
Weighted-average common shares outstanding, basic and diluted	8,157,445	6,920,622
Net loss per share, basic and diluted	$(0.72)	$(0.46)

The Company reported a net loss for the three months ended March 31, 2022 and 2021, therefore, the basic and diluted net loss per share were the same in the respective period because the inclusion of potential common shares would have an anti-dilutive effect. Potential shares of common stock that were excluded from the computation of diluted weighted-average shares outstanding were as follows:

	March 31,
	2022	2021
Stock options	1,607,941	1,107,598
Warrants	2,400	5,000

(11) Income Taxes

The Company’s income tax benefit (expense) was $0 for the three months ended March 31, 2022 and 2021. The Company has recorded a valuation allowance to reduce its net deferred tax asset to an amount that is more likely than not to be realized in future years. Accordingly, the benefit of the net operating loss (“NOL”) that would have been recognized in the three months ended March 31, 2022 and 2021 was offset by changes in the valuation allowance.

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

As of March 31, 2022, and December 31, 2021, the Company had not recorded any liability for uncertain tax positions, accrued interest or penalties thereon, and no amounts have been recognized in the Company’s statements of operations.

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

You should refer to Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2021 for a discussion of important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. Those factors are updated, as applicable, in “Factors that May Affect Future Results” below. As a result of the risks, uncertainties and assumptions described above and elsewhere, we cannot assure you that the forward-looking statements in this Quarterly Report on Form 10-Q will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame or at all.

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

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with: (i) the interim financial statements and related notes thereto which are included in this Quarterly Report on Form 10-Q; and (ii) our annual financial statements for the year ended December 31, 2021 which are included in our Annual Report on Form 10-K for the year ended December 31, 2021.

Company Overview

We are a clinical stage, drug platform company addressing Alzheimer’s disease (“AD”), Parkinson’s disease (“PD”) and other chronic neurodegenerative diseases, including AD in Down Syndrome (“AD-DS”). Our lead compound, buntanetap is a small, once a day, orally administered, brain penetrant compound. In several clinical and pre-clinical studies, buntanetap inhibited the synthesis of neurotoxic proteins—amyloid precursor protein APP/Aβ (“APP”), tau/phospho-tau (“tau”) and α-Synuclein (“αSYN”)— that are the main causes of neurodegeneration. High levels of neurotoxic proteins lead to impaired axonal transport, which is responsible for the communication between and within nerve cells. When that communication is impaired, the immune system is activated and attacks the nerve cells, eventually killing them. We have shown in our clinical and pre-clinical studies that buntanetap lowered neurotoxic protein levels leading to improved axonal transport, reduced inflammation, lower nerve cell death and improved function.

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

We have never been profitable and have incurred net losses since inception. Our accumulated deficit at March 31, 2022 was $34,620.4 thousand. We expect to incur losses for the foreseeable future, and we expect these losses to increase as we continue our development of, and seek regulatory approvals for, our product candidates. Because of the numerous risks and uncertainties associated with product development, we are unable to predict the timing or amount of increased expenses or when, or if, we will be able to achieve or maintain profitability.

Results of Operations

Operating expenses and other income were comprised of the following:

	Three Months Ended
	March 31,
	2022	2021

	(in thousands)
Operating expenses:
Research and development	$2,809.8	$2,389.6
General and administrative	$3,104.1	$839.6
Other income:
Interest income	$19.6	$0.2
Grant income	$—	$29.3

Three Months Ended March 31, 2022 and 2021

Research and Development Expenses

Research and development expenses increased by $420.2 thousand for the three months ended March 31, 2022 compared to the prior year period. The increase was primarily the result of an increase of $1,189.9 thousand in stock-based compensation expense, partially offset by a decrease of $740.8 thousand in expenses related to our clinical trials as we completed the AD/PD Trial in 2021. We expect research and development expenses in 2022 will be higher than the prior year as we begin a Phase 3 study in early PD patients.

General and Administrative Expenses

General and administrative expenses increased by $2,264.5 thousand for the three months ended March 31, 2022 compared to the prior year period. The increase was primarily the result of increases of $2,221.1 thousand in stock-based compensation expense and $105.4 thousand in professional fees. We expect general and administrative expenses in 2022 will be higher as compared to 2021 due to increased personnel expenses.

Interest Income

Interest income increased $19.4 thousand for the three months ended March 31, 2022 compared to the prior year period. The increase was primarily the result of higher average cash and cash equivalents balances and higher interest rates compared to the prior year period.

Grant Income

Grant income decreased $29.3 thousand for the three months ended March 31, 2022 compared to the prior year period. The income relates to a grant from the NIH to reimburse the costs of our long-term toxicology studies in rats and dogs, which was completed in 2021.

Liquidity and Capital Resources

Since our inception in 2008, we have devoted most of our cash resources to research and development and general and administrative activities. We have financed our operations primarily with the proceeds from the sale of common stock, redeemable convertible preferred stock, and convertible promissory notes and funding from research grants. To date, we have not generated any revenue from the sale of products, and we do not anticipate generating any revenue from the sale of products for the foreseeable future. We have incurred losses and generated negative cash flows from operations since inception. As of March 31, 2022, our principal source of liquidity was our cash, which totaled $42,668.8 thousand.

Equity Financings

We closed an equity offering on May 26, 2021, raising gross proceeds of $50,000.0 thousand and net proceeds of $46,648.4 thousand, after deducting underwriting discounts and issuance costs.

Cash Flows

The following table summarizes our cash flows for the respective period:

	Three Months Ended
	March 31,
	2022	2021

	(in thousands)
Statement of Cash Flows Data:
Total net cash provided by (used in):
Operating activities	$(3,021.8)	$(2,474.9)
Financing activities	4.6	3.0
Net decrease in cash and cash equivalents	$(3,017.2)	$(2,471.9)

Operating Activities

For the three months ended March 31, 2022, cash used in operations increased $546.9 thousand compared to the same period in the prior year. The increase in cash used in operations was primarily the result of an increase in cash payments to satisfy accrued expenses.

We expect cash used in operating activities to increase in 2022 as compared to 2021 due to an expected increase in our operating losses associated with ongoing development of our product candidates, including clinical trial expenses for our planned Phase 3 trial in early PD patients and a second clinical trial in early AD patients.

Financing Activities

Cash provided by financing activities was $4.6 thousand during the three months ended March 31, 2022, attributable to proceeds from the exercise of stock options.

Cash provided by financing activities was $3.0 thousand during the three months ended March 31, 2021, attributable to proceeds from the exercise of stock options.

Funding Requirements

We expect that current cash and cash equivalents will be sufficient to fund our operations and capital requirements for at least the next 12 months. We believe that these available funds will be sufficient to complete a six-month Phase 3 clinical trial for buntanetap in early PD patients and conduct a second study in early AD patients for this product candidate. However, it is difficult to predict our spending for our product candidates prior to obtaining FDA approval. Moreover, changing circumstances may cause us to expend cash significantly faster than we currently anticipate, and we may need to spend more cash than currently expected because of circumstances beyond our control.

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

Factors that May Affect Future Results

You should refer to Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2021 for a discussion of important factors that may affect our future results.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, as defined by applicable SEC regulations.

Discussion of Critical Accounting Policies and Significant Judgments and Estimates

The preparation of financial statements in conformity with GAAP requires us to use judgment in making certain estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses in our financial statements and accompanying notes. Critical accounting policies are those that are most important to the portrayal of our financial condition and results of operations and require difficult, subjective and complex judgments by management in order to make estimates about the effect of matters that are inherently uncertain. During the three months ended March 31, 2022, there were no significant changes to our critical accounting policies from those described in our annual financial statements for the year ended December 31, 2021, which we included in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation of the Registrant. (Incorporated by reference to Exhibit 3.1 to Form 8-K filed February 6, 2020.)

3.2	Amended and Restated Bylaws of the Registrant. (Incorporated by reference to Exhibit 3.2 to Form 8-K filed February 6, 2020.)

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File – the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Title	Date

/s/ MARIA MACCECCHINI	President and Chief Executive Officer (principal	May 4, 2022
Maria Maccecchini	executive officer)

/s/ JEFFREY MCGROARTY	Chief Financial Officer (principal financial and	May 4, 2022
Jeffrey McGroarty	accounting officer)