Form 10-Q
period 2022-06-30
Annovis Bio, Inc.
filed 2022-08-08
CIK 1477845

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2022

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

The number of outstanding shares of the registrant’s common stock as of August 5, 2022 was: 8,163,923.

ANNOVIS BIO, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2022

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

Annovis Bio, Inc.

Balance Sheets

	June 30,	December 31,
	2022	2021
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$35,974,251	$45,686,014
Prepaid expenses and other current assets	551,072	315,464
Total current assets	36,525,323	46,001,478
Total assets	$36,525,323	$46,001,478
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$901,841	$688,074
Accrued expenses	397,544	818,440
Total current liabilities	1,299,385	1,506,514
Total liabilities	1,299,385	1,506,514
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock - $0.0001 par value, 2,000,000 shares authorized and 0 shares issued and outstanding	—	—
Common stock - $0.0001 par value, 35,000,000 shares authorized and 8,163,923 and 8,100,570 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	816	810
Additional paid-in capital	78,563,673	73,220,361
Accumulated deficit	(43,338,551)	(28,726,207)
Total stockholders’ equity	35,225,938	44,494,964
Total liabilities and stockholders’ equity	$36,525,323	$46,001,478

See accompanying notes to financial statements.

Annovis Bio, Inc.

Statements of Operations

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Operating expenses:
Research and development	$6,815,708	$1,824,502	$9,625,499	$4,214,085
General and administrative	1,938,447	709,648	5,042,518	1,549,275
Total operating expenses	8,754,155	2,534,150	14,668,017	5,763,360
Operating loss	(8,754,155)	(2,534,150)	(14,668,017)	(5,763,360)
Other income:
Interest income	36,024	2,134	55,673	2,331
Grant income	—	7,414	—	36,754
Total other income	36,024	9,548	55,673	39,085
Loss before income taxes	(8,718,131)	(2,524,602)	(14,612,344)	(5,724,275)
Income tax expense (benefit)	—	—	—	—
Net loss	$(8,718,131)	$(2,524,602)	$(14,612,344)	$(5,724,275)
Basic and diluted loss per common share	$(1.07)	$(0.34)	$(1.79)	$(0.80)
Weighted average number of common shares outstanding, basic and diluted	8,163,923	7,366,654	8,160,702	7,144,870

See accompanying notes to financial statements.

Annovis Bio, Inc.

Statements of Changes in Stockholders’ Equity

(unaudited)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Three and Six Months Ended June 30, 2022
Balance, December 31, 2021	8,100,570	$810	$73,220,361	$(28,726,207)	$44,494,964
Exercise of stock options	63,353	6	4,607	—	4,613
Stock-based compensation expense	—	—	3,434,944	—	3,434,944
Net loss	—	—	—	(5,894,213)	(5,894,213)
Balance, March 31, 2022	8,163,923	$816	$76,659,912	$(34,620,420)	$42,040,308
Stock-based compensation expense	—	—	1,903,761	—	1,903,761
Net loss	—	—	—	(8,718,131)	(8,718,131)
Balance, June 30, 2022	8,163,923	$816	$78,563,673	$(43,338,551)	$35,225,938

Three and Six Months Ended June 30, 2021
Balance, December 31, 2020	6,891,608	$689	$21,779,340	$(14,239,075)	$7,540,954
Exercise of stock options	3,868	1	3,016	—	3,017
Cashless exercise of warrants	51,644	5	(5)	—	—
Stock-based compensation expense	—	—	23,977	—	23,977
Net loss	—	—	—	(3,199,673)	(3,199,673)
Balance, March 31, 2021	6,947,120	$695	$21,806,328	$(17,438,748)	$4,368,275
Issuance of common stock, net of issuance costs	1,000,000	100	46,668,313	—	46,668,413
Exercise of stock options	141,532	14	92,071	—	92,085
Cashless exercise of warrants	2,280	—	—	—	—
Stock-based compensation expense	—	—	7,992	—	7,992
Net loss	—	—	—	(2,524,602)	(2,524,602)
Balance, June 30, 2021	8,090,932	$809	$68,574,704	$(19,963,350)	$48,612,163

See accompanying notes to financial statements.

Annovis Bio, Inc.

Statements of Cash Flows

(unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(14,612,344)	$(5,724,275)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	5,338,705	31,969
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(235,608)	(227,364)
Accounts payable	213,767	(232,028)
Accrued expenses	(420,896)	532,267
Net cash used in operating activities	(9,716,376)	(5,619,431)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	—	46,673,869
Proceeds from exercise of stock options	4,613	95,102
Net cash provided by financing activities	4,613	46,768,971
Net (decrease) increase in cash and cash equivalents	(9,711,763)	41,149,540
Cash and cash equivalents, beginning of period	45,686,014	8,074,658
Cash and cash equivalents, end of period	$35,974,251	$49,224,198
Supplemental disclosure of non-cash financing activities:
Common stock issuance costs in accounts payable and accrued expenses	$—	$5,456

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

As of the date these financial statements are issued, management believes that the current cash and cash equivalents are sufficient to fund operations and capital requirements for the next 12 months including completion of one planned six-month clinical trial in early PD patients and one expected short-term trial in early AD patients, however, the Company will need to raise additional capital to fund operations and additional clinical trials. There is no assurance that such financing will be available when needed or on acceptable terms.

(2) Summary of Significant Accounting Policies

(a) Basis of Presentation of Interim Unaudited Financial Statements

The interim financial statements included herein are unaudited. In the opinion of management, these statements include all adjustments, consisting of normal, recurring adjustments, necessary for a fair presentation of the financial position of Annovis at June 30, 2022, and its results of operations and its cash flows for the three and six months ended June 30, 2022 and 2021. The interim results of operations are not necessarily indicative of the results to be expected for a full year. These interim unaudited financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2021 and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. The accompanying financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”). Any reference in these notes to applicable guidance is meant to refer to

U.S. GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”). Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to such rules and regulations relating to interim financial statements.

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

(i) Stock-Based Compensation

Stock-based compensation cost is measured at the grant date based on the fair value of the award and is generally recognized as expense on a straight-line basis over the requisite service period, which is generally the vesting period. The Company also has options outstanding with a performance-based vesting model, for which the Company recognizes expense based on the estimated probability of achievement of the performance metrics over the contractual term of the option. Forfeitures are recognized in compensation expense in the period when they occur.

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

(j) Income Taxes

The Company provides for income taxes using the asset and liability approach. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. As of June 30, 2022 and December 31, 2021, the Company has recorded a full valuation allowance against its deferred tax assets.

The Company is subject to the provisions of ASC 740, Income Taxes, which prescribes a more likely-than-not threshold for the financial statement recognition of uncertain tax positions. ASC 740 clarifies the accounting for income taxes by prescribing a minimum recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. There are currently no open federal or state tax audits. The Company has not recorded any liability for uncertain tax positions at June 30, 2022 or December 31, 2021.

(k) Recent Accounting Pronouncements

In November 2021, the FASB issued ASU No. 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance. The amendments in ASU 2021-10 require annual disclosures about transactions with a government that are accounted for by applying a grant or contribution accounting model by analogy. The new disclosure requirements include information about the nature of the transactions and the related accounting policy used to account for the transactions; the line items on the balance sheet and income statement that are affected by the transactions, and the amounts applicable to each financial statement line item; and significant terms and conditions of the transactions, including commitments and contingencies. The adoption of this standard on January 1, 2022 did not have a significant impact on the Company’s financial statements.

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

The following table provides the carrying value and fair value of certain financial assets and liabilities of the Company measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021:

		Fair Value Measurement at
		June 30, 2022
	Carrying Value	Level 1	Level 2	Level 3
Cash and cash equivalents	$35,974,251	$35,974,251	$—	$—

		Fair Value Measurement at
		December 31, 2021
	Carrying Value	Level 1	Level 2	Level 3
Cash and cash equivalents	$45,686,014	$45,686,014	$—	$—

(4) Grant Income

In September 2019, as modified in September 2020, the Company received a Notice of Award for a $1.9 million grant from the National Institute on Aging of the National Institutes of Health (the “NIH”) to cover costs of long-term chronic toxicology studies of buntanetap in rats and dogs. The Company began the long-term chronic toxicology studies in November 2019. The Company recognized grant income of $0 and $7,414 for the three months ended June 30, 2022 and 2021, respectively, and $0 and $36,754 for the six months ended June 30, 2022 and 2021, respectively, in connection with the NIH grant. The Company received payments under the grant of $0 and $36,754 during the six months ended June 30, 2022 and 2021, respectively. The Company recorded a grant receivable of $0 as of June 30, 2022 and December 31, 2021, and had no unreimbursed, eligible costs incurred under the grant. As of June 30, 2022, there were no remaining funds available under the grant.

(5) Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	June 30,	December 31,
	2022	2021
Prepaid clinical trial expenses	$256,912	$232,752
Prepaid insurance	230,737	29,111
Prepaid expenses	53,070	43,736
Security deposits	10,353	9,865
	$551,072	$315,464

(6) Accrued Expenses

Accrued expenses consisted of the following:

	June 30,	December 31,
	2022	2021
Payroll and related benefits	$247,938	$712,768
Accrued professional and clinical fees	149,606	105,672
	$397,544	$818,440

(7) Commitments and Contingencies

(a) Leases

The Company leases its office facilities under a month-to-month operating lease. Total rental expense was $16,081 and $12,575 for the three months ended June 30, 2022 and 2021, respectively, and $33,358 and $23,190 for the six months ended June 30, 2022 and 2021, respectively.

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

(c) Employment Agreements

The Company has agreements with its executive officers that provide for severance payments to the employee upon termination of the agreement by the Company for any reason other than for cause, death or disability or by the employee for good reason. The maximum aggregate severance payments under the agreements were approximately $986,000 at June 30, 2022.

(d) Litigation

The Company is subject, from time to time, to claims by third parties under various legal disputes. The defense of such claims, or any adverse outcome relating to any such claims, could have a material adverse effect on the Company’s liquidity, financial condition and cash flows.

At June 30, 2022, the Company did not have any pending legal actions.

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

(c) Preferred Stock

Preferred stock may be issued from time to time by the Board in one or more series. There was no preferred stock issued or outstanding as of June 30, 2022 or December 31, 2021.

(d) Warrants

In conjunction with the closing of the Company’s IPO, the Company granted the underwriters 100,000 warrants to purchase shares of Company common stock at an exercise price of $7.50 per share, which was 125% of the initial public offering price. The warrants have a five-year term and were exercisable as of January 29, 2021. During the year ended December 31, 2021, 97,600 of the warrants were tendered to the Company by the holders pursuant to cashless exercises. As of June 30, 2022 and December 31, 2021, 2,400 of the warrants were outstanding. The Company accounts for the warrants as a component of stockholders’ equity.

(9) Stock-Based Compensation

The Company’s 2019 Equity Incentive Plan (the “2019 Plan”) became effective on January 31, 2020, succeeding the Company’s previous equity incentive plan. No new options may be issued under the previous plan, although shares subject to grants which are cancelled or forfeited will again be available under the 2019 Plan. Effective June 1, 2021, the 2019 Plan was amended to increase the number of shares authorized to be issued from 1,000,000 to 2,000,000. As of June 30, 2022, 422,275 shares were available for future grants.

Stock-based compensation expense was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
General and administrative	$1,180,639	$7,992	$3,425,682	$31,969
Research and development	723,122	—	1,913,023	—
	$1,903,761	$7,992	$5,338,705	$31,969

During the six months ended June 30, 2022, the Company granted options to purchase 208,294 shares of common stock at a weighted-average exercise price of $18.83 per share to employees, members of its board of directors and consultants. Under the grant agreements, 20,000 of the options have performance-based vesting conditions. As of June 30, 2022, it was not considered probable that the performance conditions would be achieved, and no compensation expense was recognized during the period related to these options. The rest of the options have service-based vesting conditions and generally vest in substantially equal quarterly installments over two years and have a 10-year term. The options granted during the six months ended June 30, 2022 were valued using the Black Scholes option pricing model using the following weighted-average assumptions: (i) expected term of 6.0 years; (ii) risk free interest rate of 1.56%; (iii) expected volatility of 114.1%; and (iv) dividend yield of 0.0%. The weighted-average grant date fair value of options issued by the Company during the six months ended June 30, 2022 was $15.68 per share.

Stock options exercised during the six months ended June 30, 2022 and 2021, were 70,101 and 149,813, respectively. As of June 30, 2022, there were 1,627,941 options outstanding, of which 1,242,767 were vested and exercisable. As of December 31, 2021, there were 1,489,748 options outstanding, of which 1,105,568 were vested and exercisable.

(10) Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Numerator
Net loss	$(8,718,131)	$(2,524,602)	$(14,612,344)	$(5,724,275)
Denominator
Weighted-average common shares outstanding, basic and diluted	8,163,923	7,366,654	8,160,702	7,144,870
Net loss per share, basic and diluted	$(1.07)	$(0.34)	$(1.79)	$(0.80)

The Company reported a net loss for the three and six months ended June 30, 2022 and 2021, therefore, the basic and diluted net loss per share were the same in the respective period because the inclusion of potential common shares would have an anti-dilutive effect. Potential shares of common stock that were excluded from the computation of diluted weighted-average shares outstanding were as follows:

	June 30,
	2022	2021
Stock options	1,627,941	961,653
Warrants	2,400	2,400

(11) Income Taxes

The Company’s income tax benefit (expense) was $0 for the three and six months ended June 30, 2022 and 2021. The Company has recorded a valuation allowance to reduce its net deferred tax asset to an amount that is more likely than not to be realized in future years. Accordingly, the benefit of the net operating loss (“NOL”) that would have been recognized in the three and six months ended June 30, 2022 and 2021 was offset by changes in the valuation allowance.

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

As of June 30, 2022, and December 31, 2021, the Company had not recorded any liability for uncertain tax positions, accrued interest or penalties thereon, and no amounts have been recognized in the Company’s statements of operations.

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

We have never been profitable and have incurred net losses since inception. Our accumulated deficit at June 30, 2022 was $43,338.6 thousand. We expect to incur losses for the foreseeable future, and we expect these losses to increase as we continue our development of, and seek regulatory approvals for, our product candidates. Because of the numerous risks and uncertainties associated with product development, we are unable to predict the timing or amount of increased expenses or when, or if, we will be able to achieve or maintain profitability.

Results of Operations

Operating expenses and other income were comprised of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

	(in thousands)		(in thousands)
Operating expenses:
Research and development	$6,815.7	$1,824.5	$9,625.5	$4,214.1
General and administrative	$1,938.4	$709.6	$5,042.5	$1,549.3
Other income:
Interest income	$36.0	$2.1	$55.7	$2.3
Grant income	$—	$7.4	$—	$36.8

Three Months Ended June 30, 2022 and 2021

Research and Development Expenses

Research and development expenses increased by $4,991.2 thousand for the three months ended June 30, 2022 compared to the prior year period. The increase was primarily the result of an increase of $2,409.3 thousand in clinical expenses related to our upcoming our Phase 3 study in early PD patients, an increase of $1,832.6 thousand for the cost of materials and an increase of $723.1 thousand in stock-based compensation expense. We expect research and development expenses in 2022 will be higher than the prior year as we continue our Phase 3 study in early PD patients.

General and Administrative Expenses

General and administrative expenses increased by $1,228.8 thousand for the three months ended June 30, 2022 compared to the prior year period. The increase was primarily the result of an increase of $1,172.6 thousand in stock-based compensation expense. We expect general and administrative expenses in 2022 will be higher as compared to 2021 due to increased personnel expenses.

Interest Income

Interest income increased $33.9 thousand for the three months ended June 30, 2022 compared to the prior year period. The increase was primarily the result of higher average cash and cash equivalents balances and higher interest rates compared to the prior year period.

Grant Income

Grant income decreased $7.4 thousand for the three months ended June 30, 2022 compared to the prior year period. The income relates to a grant from the NIH to reimburse the costs of our long-term toxicology studies in rats and dogs, which was completed in 2021.

Six Months Ended June 30, 2022 and 2021

Research and Development Expenses

Research and development expenses increased by $5,411.4 thousand for the six months ended June 30, 2022 compared to the prior year period. The increase was primarily the result of an increase of $2,413.8 thousand for the cost of materials, an increase of $1,913.0 thousand in stock-based compensation expense and an increase of $1,087.2 thousand in clinical expenses as we incurred costs related to our upcoming our Phase 3 study in early PD patients. We expect research and development expenses in 2022 will be higher than the prior year as we continue our Phase 3 study in early PD patients.

General and Administrative Expenses

General and administrative expenses increased by $3,493.2 thousand for the six months ended June 30, 2022 compared to the prior year period. The increase was primarily the result of increases of $3,393.7 thousand in stock-based compensation expense and $45.4 thousand in professional fees. We expect general and administrative expenses in 2022 will be higher as compared to 2021 due to increased personnel expenses.

Interest Income

Interest income increased $53.4 thousand for the six months ended June 30, 2022 compared to the prior year period. The increase was primarily the result of higher average cash and cash equivalents balances and higher interest rates compared to the prior year period.

Grant Income

Grant income decreased $36.8 thousand for the six months ended June 30, 2022 compared to the prior year period. The income relates to a grant from the NIH to reimburse the costs of our long-term toxicology studies in rats and dogs, which was completed in 2021.

Liquidity and Capital Resources

Since our inception in 2008, we have devoted most of our cash resources to research and development and general and administrative activities. We have financed our operations primarily with the proceeds from the sale of common stock, redeemable convertible preferred stock, and convertible promissory notes and funding from research grants. To date, we have not generated any revenue from the sale of products, and we do not anticipate generating any revenue from the sale of products for the foreseeable future. We have incurred losses and generated negative cash flows from operations since inception. As of June 30, 2022, our principal source of liquidity was our cash, which totaled $35,974.3 thousand.

Equity Financings

We closed an equity offering on May 26, 2021, raising gross proceeds of $50,000.0 thousand and net proceeds of $46,648.4 thousand, after deducting underwriting discounts and issuance costs paid or payable.

Cash Flows

The following table summarizes our cash flows for the respective period:

	Six Months Ended
	June 30,
	2022	2021

	(in thousands)
Statement of Cash Flows Data:
Total net cash provided by (used in):
Operating activities	$(9,716.4)	$(5,619.4)
Financing activities	4.6	46,768.9
Net (decrease) increase in cash and cash equivalents	$(9,711.8)	$41,149.5

Operating Activities

For the six months ended June 30, 2022, cash used in operations increased $4,097.0 thousand compared to the same period in the prior year. The increase in cash used in operations was primarily the result of an increase in cash paid for the manufacture of materials and clinical expenses.

We expect cash used in operating activities to increase in 2022 as compared to 2021 due to an expected increase in our operating losses associated with ongoing development of our product candidates, including clinical trial expenses for our planned Phase 3 trial in early PD patients and a second clinical trial in early AD patients.

Financing Activities

Cash provided by financing activities was $4.6 thousand during the six months ended June 30, 2022, attributable to proceeds from the exercise of stock options.

Cash provided by financing activities was $46,768.9 thousand during the six months ended June 30, 2021, attributable to net proceeds from our equity offering of approximately $46,673.9 thousand, prior to deducting issuance costs payable, and $95.1 thousand proceeds from the exercise of stock options.

Funding Requirements

We expect that current cash and cash equivalents will be sufficient to fund our operations and capital requirements for the next 12 months. We believe that these available funds will be sufficient to complete a six-month Phase 3 clinical trial for buntanetap in early PD patients and conduct a second study in early AD patients for this product candidate. However, it is difficult to predict our spending for our product candidates prior to obtaining FDA approval. Moreover, changing circumstances may cause us to expend cash significantly faster than we currently anticipate, and we may need to spend more cash than currently expected because of circumstances beyond our control.

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

Discussion of Critical Accounting Policies and Significant Judgments and Estimates

The preparation of financial statements in conformity with GAAP requires us to use judgment in making certain estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses in our financial statements and accompanying notes. Critical accounting policies are those that are most important to the portrayal of our financial condition and results of operations and require difficult, subjective and complex judgments by management in order to make estimates about the effect of matters that are inherently uncertain. During the period ended June 30, 2022, there were no significant changes to our critical accounting policies from those described in our annual financial statements for the year ended December 31, 2021, which we included in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

Signature	Title	Date

/s/ MARIA MACCECCHINI	President and Chief Executive Officer (principal	August 8, 2022
Maria Maccecchini	executive officer)

/s/ JEFFREY MCGROARTY	Chief Financial Officer (principal financial and	August 8, 2022
Jeffrey McGroarty	accounting officer)