Form 10-Q
period 2023-03-31
Annovis Bio, Inc.
filed 2023-05-10
CIK 1477845

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2023

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

The number of outstanding shares of the registrant’s common stock as of May 8, 2023 was: 9,005,131.

ANNOVIS BIO, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2023

EXPLANATORY NOTE

As disclosed in our Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 31, 2023 (the “Filing Date” and “Form 10-K”), Annovis Bio, Inc. (“Annovis,” the “Company,” “our,” “us” and “we”) restated (the “Restatement”) our previously issued (i) unaudited condensed balance sheets as of March 31, 2022, June 30, 2022 and September 30, 2022, (ii) unaudited condensed statements of operations and comprehensive loss for the three months ended March 31, 2022, three and six months ended June 30, 2022, and three and nine months ended September 30, 2022, and (iii) unaudited condensed statements of cash flows for the three months ended March 31, 2022, six months ended June 30, 2022 and nine months ended September 30, 2022, in each of the Quarterly Reports on Form 10- Q for the quarterly periods ended March 31, 2022, June 30, 2022 and September 30, 2022

See Note 12 – Restatement of Previously Issued Unaudited Condensed Financial Statements, to the Financial Statements in the Form 10-K for additional information related to the Restatement and additional information related to the restatement of the Condensed Financial Statements for the quarter ended March 31, 2022.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

Annovis Bio, Inc.

Balance Sheets

	March 31,	December 31,
	2023	2022
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$16,758,766	$28,377,693
Prepaid expenses and other current assets	8,788,597	7,644,376
Total current assets	25,547,363	36,022,069
Total assets	$25,547,363	$36,022,069
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,152,940	$3,961,254
Accrued expenses	1,258,350	3,737,285
Total current liabilities	5,411,290	7,698,539
Total liabilities	5,411,290	7,698,539
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock - $0.0001 par value, 2,000,000 shares authorized and 0 shares issued and outstanding	—	—
Common stock - $0.0001 par value, 35,000,000 shares authorized and 8,216,678 and 8,163,923 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	822	816
Additional paid-in capital	83,927,206	82,377,488
Accumulated deficit	(63,791,955)	(54,054,774)
Total stockholders’ equity	20,136,073	28,323,530
Total liabilities and stockholders’ equity	$25,547,363	$36,022,069

See accompanying notes to financial statements.

Annovis Bio, Inc.

Statements of Operations

(unaudited)

	Three Months Ended
	March 31,
	2023	2022
Operating expenses:
Research and development	$7,786,056	$2,149,641
General and administrative	2,183,660	3,104,071
Total operating expenses	9,969,716	5,253,712
Operating loss	(9,969,716)	(5,253,712)
Other income:
Interest income	232,535	19,649
Total other income	232,535	19,649
Loss before income taxes	(9,737,181)	(5,234,063)
Income tax expense (benefit)	—	—
Net loss	$(9,737,181)	$(5,234,063)
Basic and diluted loss per common share	$(1.19)	$(0.64)
Weighted average number of common shares outstanding, basic and diluted	8,194,990	8,157,445

See accompanying notes to financial statements.

Annovis Bio, Inc.

Statements of Changes in Stockholders’ Equity

(unaudited)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Three Months Ended March 31, 2023
Balance, December 31, 2022	8,163,923	$816	$82,377,488	$(54,054,774)	$28,323,530
Exercise of stock options	52,755	6	7,380	—	7,386
Stock-based compensation expense	—	—	1,542,338	—	1,542,338
Net loss	—	—	—	(9,737,181)	(9,737,181)
Balance, March 31, 2023	8,216,678	$822	$83,927,206	$(63,791,955)	$20,136,073

Three Months Ended March 31, 2022
Balance, December 31, 2021	8,100,570	$810	$73,220,361	$(28,726,207)	$44,494,964
Exercise of stock options	63,353	6	4,607	—	4,613
Stock-based compensation expense	—	—	3,434,944	—	3,434,944
Net loss	—	—	—	(5,234,063)	(5,234,063)
Balance, March 31, 2022	8,163,923	$816	$76,659,912	$(33,960,270)	$42,700,458

See accompanying notes to financial statements.

Annovis Bio, Inc.

Statements of Cash Flows

(unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(9,737,181)	$(5,234,063)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	1,542,338	3,434,944
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,144,221)	(1,113,278)
Accounts payable	191,686	240,923
Accrued expenses	(2,478,935)	(350,315)
Net cash used in operating activities	(11,626,313)	(3,021,789)
Cash flows from financing activities:
Proceeds from exercise of stock options	7,386	4,613
Net cash provided by financing activities	7,386	4,613
Net (decrease) increase in cash and cash equivalents	(11,618,927)	(3,017,176)
Cash and cash equivalents, beginning of period	28,377,693	45,686,014
Cash and cash equivalents, end of period	$16,758,766	$42,668,838

See accompanying notes to financial statements.

Annovis Bio, Inc.

Notes to Financial Statements

(Unaudited)

(1) Nature of Business, Going Concern and Management’s Plan

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

The Company’s primary source of capital has been the issuance of equity securities. On May 26, 2021, the Company closed an underwritten public offering of 1,000,000 shares of its common stock at an offering price of $50.00 per share, for gross proceeds of $50.0 million. The net proceeds of the offering were approximately $46.6 million, after deducting underwriting discounts and issuance costs paid by the Company. The Company’s common stock trades on the New York Stock Exchange under the ticker symbol “ANVS”

At present, the Company lacks sufficient capital on hand to fund our operations for the next 12 months and will need to raise additional capital to ensure our continuity of operations, therefore management has concluded that substantial doubt exists about the Company’s ability to continue as a going concern. We believe that our current cash and cash equivalents and funding from existing grants will be sufficient to fund our operating expenses into the first quarter of 2024, including our ongoing Phase 2/3 AD Trial and our ongoing Phase 3 PD Trial. We will need to raise substantial additional capital to complete the development and commercialization of our product candidates through public or private equity offerings, debt financings, collaboration and licensing arrangements or other financing alternatives.

(2) Summary of Significant Accounting Policies

(a) Basis of Presentation of Interim Unaudited Financial Statements

The accompanying interim financial statements of Annovis Bio, Inc. should be read in conjunction with the audited financial statements and notes thereto included in the Company’s 2022 Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2023. In the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, the Company restated (i) unaudited condensed balance sheets as of March 31, 2022, June 30, 2022 and September 30, 2022, (ii) unaudited condensed statements of operations and comprehensive loss for the three months ended March 31, 2022, three and six months ended June 30, 2022, and three and nine months ended September 30, 2022, and (iii) unaudited condensed statements of cash flows for the three months ended March 31, 2022, six months ended June 30, 2022 and nine months ended September 30, 2022, in each of the Quarterly Reports on Form 10- Q for the quarterly periods ended March 31, 2022, June 30, 2022 and September 30, 2022 The restatement resulted from the Company's prior accounting for payments for research and development expenses and recognition of expenses.  Accordingly, certain amounts for the three months ended March 31, 2022 presented herein reflect the restated amounts.

The interim financial statements included herein are unaudited. In the opinion of management, these statements include all adjustments, consisting of normal, recurring adjustments, necessary for a fair presentation of the financial position of Annovis at March 31, 2023, and its results of operations and its cash flows for the three months ended March 31, 2023 and 2022. The interim results of operations are not necessarily indicative of the results to be expected for a full year or any future period. The accompanying financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) and the rules and regulations of the SEC. Any reference in these notes to applicable guidance is meant to refer to U.S. GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”). Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to such rules and regulations relating to interim financial statements.

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

Significant items subject to such estimates and assumptions include stock-based compensation expense, and progress toward completion of research and development projects, and contingent liabilities. Future events and their effects cannot be predicted with certainty; accordingly, accounting estimates require the exercise of judgment. Accounting estimates used in the preparation of these financial statements change as new events occur, as more experience is acquired, as additional information is obtained and as the operating environment changes.

(c) Basic and Diluted Net (Loss) per Share

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

(d) Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company has significant cash balances at financial institutions which throughout the year regularly exceed the federally insured limit of $ 250,000. Any loss incurred or a lack of access to such funds, could have a significant adverse effect on the Company’s financial condition, results of operations and cash flows.

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

(g) Research and Development

Research and development costs are either expensed as incurred or recorded separately as a prepaid asset, and the expense recognized when the service is performed and are primarily comprised of personnel-related expenses and external research and development expenses incurred under arrangements with third parties, such as contract research organizations and consultants. At the end of each reporting period, the Company compares the payments made to each service provider to the estimated progress towards completion of the related project. Factors that the Company considers in preparing these estimates include the number of patients enrolled in studies, milestones achieved, and other criteria related to the efforts of its vendors. These estimates will be subject to change as additional information becomes available. Depending on the timing of payments to vendors and estimated services provided, the Company will record net prepaid or accrued expenses related to these costs. Prepaid clinical expenses represent valid future economic benefits based on our contracts with our vendors, and are realized in the ordinary course of business

(h) Stock-Based Compensation

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

The Company uses the Black-Scholes option pricing model to value its option awards which requires the use of assumptions, including the expected life of the option and expected share price volatility. The assumptions used in calculating the fair value of stock-based awards represent management’s best estimates and involve inherent uncertainties and the application of management’s judgment. As a result, if factors change and management uses different assumptions, stock-based compensation expense could be materially different for future awards.

Upon exercise of stock options, the Company issues shares first from treasury stock, if available, then from authorized but unissued shares.

(i) Income Taxes

The Company provides for income taxes using the asset and liability approach. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. As of March 31, 2023 and December 31, 2022, the Company has recorded a full valuation allowance against its deferred tax assets.

The Company is subject to the provisions of ASC 740, Income Taxes, which prescribes a more likely-than-not threshold for the financial statement recognition of uncertain tax positions. ASC 740 clarifies the accounting for income taxes by prescribing a minimum recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. There are currently no open federal or state tax audits. The Company has not recorded any liability for uncertain tax positions at March 31, 2023 or December 31, 2022.

(j) Recent Accounting Pronouncements

There are no recent accounting pronouncements that would have a significant impact on the Company’s financial statements.

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

The following table provides the carrying value and fair value of certain financial assets and liabilities of the Company measured at fair value on a recurring basis as of March 31, 2023 and December 31, 2022:

		Fair Value Measurement at
		March 31, 2023
	Carrying Value	Level 1	Level 2	Level 3
Cash equivalents	$16,533,165	$16,533,165	$—	$—

		Fair Value Measurement at
		December 31, 2022
	Carrying Value	Level 1	Level 2	Level 3
Cash equivalents	$26,001,934	$26,001,934	$—	$—

(4) Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	March 31,	December 31,
	2023	2022
Prepaid expenses	$78,349	$67,532
Prepaid clinical trial expenses	8,570,851	7,528,250
Prepaid insurance	128,159	37,356
Security deposits	11,238	11,238
	$8,788,597	$7,644,376

(5) Accrued Expenses

Accrued expenses consisted of the following:

	March 31,	December 31,
	2023	2022
Payroll and related benefits	$128,745	$556,827
Accrued professional and clinical fees	1,129,605	3,180,458
	$1,258,350	$3,737,285

(6) Commitments and Contingencies

(a) Research & Development

The Company has entered into contracts with contract research organizations (CROs) and contract manufacturers (CMOs) related the Company's clinical trials. The contracts require upfront payments, milestone payments, and pass through cost reimbursement, to be made. While the contracts are cancellable with (written) notice, the Company is obligated for payments for services rendered through the termination date of the project with the CRO/CMO.

(b) Leases

The Company leases its office facilities under a month-to-month operating lease. Total rental expense was $17,571 and $17,276 for the three months ended March 31, 2023 and 2022, respectively.

(c) Employment Agreements

The Company has agreements with its executive officers that provide for severance payments to the employee upon termination of the agreement by the Company for any reason other than for cause, death or disability or by the employee for good reason. The maximum aggregate severance payments under the agreements were approximately $1,241,500 at March 31, 2023.

(d) Litigation

The Company is subject, from time to time, to claims by third parties under various legal disputes. The defense of such claims, or any adverse outcome relating to any such claims, could have a material adverse effect on the Company’s liquidity, financial condition and cash flows.

At March 31, 2023, the Company did not have any pending legal actions.

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

(7) Stockholders’ Equity

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

(c) Preferred Stock

Preferred stock may be issued from time to time by the Board in one or more series. There was no preferred stock issued or outstanding as of March 31, 2023 or December 31, 2022.

(d) Warrants

In conjunction with the closing of the Company’s IPO, the Company granted the underwriters 100,000 warrants to purchase shares of Company common stock at an exercise price of $7.50 per share, which was 125% of the initial public offering price. The warrants have a five-year term and were exercisable as of January 29, 2021 and have been classified by the Company as a component of stockholders’ equity. As of March 31, 2023 and December 31, 2022, 2,400 of the warrants were outstanding. No warrants were exercised during the three months ended March 31, 2023 or 2022.

(8) Stock-Based Compensation

The Company’s 2019 Equity Incentive Plan (the “2019 Plan”) became effective on January 31, 2020, succeeding the Company’s previous equity incentive plan. No new options may be issued under the previous plan, although shares subject to grants which are cancelled or forfeited will again be available under the 2019 Plan. Effective June 1, 2021, the 2019 Plan was amended to increase the number of shares authorized to be issued from 1,000,000 to 2,000,000. As of March 31, 2023, 311,169 shares were available for future grants.

Stock-based compensation expense was as follows:

	Three Months Ended
	March 31,
	2023	2022
General and administrative	$769,102	$2,245,043
Research and development	773,236	1,189,901

$1,542,338	$3,434,944

During the three months ended March 31, 2023, the Company granted options to purchase 81,705 shares of common stock at a weighted-average exercise price of $13.17 per share to employees, members of its board of directors and consultants. The options have service-based vesting conditions and vest in substantially equal quarterly installments over two years and have a 10-year term. The options granted during the three months ended March 31, 2023 were valued using the Black Scholes option pricing model using the following weighted-average assumptions: (i) expected term of 5.6 years; (ii) risk free interest rate of 3.42%; (iii) expected volatility of 131.8%; and (iv) dividend yield of 0.0%. The weighted-average grant date fair value of options issued by the Company during the three months ended March 31, 2023 was $11.73 per share.

Stock options exercised during the three months ended March 31, 2023 and 2022, were 52,755 and 63,353, respectively. As of March 31, 2023, there were 1,686,292 options outstanding, of which 1,366,837 were vested and exercisable. As of December 31, 2022, there were 1,657,342 options outstanding, of which 1,310,667 were vested and exercisable.

(9) Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended
	March 31,
	2023	2022
Numerator
Net loss	$(9,737,181)	$(5,234,063)
Denominator
Weighted-average common shares outstanding, basic and diluted	8,194,990	8,157,445
Net loss per share, basic and diluted	$(1.19)	$(0.64)

The Company reported a net loss for the three months ended March 31, 2023 and 2022, therefore, the basic and diluted net loss per share were the same in the respective period because the inclusion of potential common shares would have an anti-dilutive effect. Potential shares of common stock that were excluded from the computation of diluted weighted-average shares outstanding were as follows:

	March 31,
	2023	2022
Stock options	1,686,292	1,607,941
Warrants	2,400	2,400

(10) Income Taxes

The Company’s income tax benefit (expense) was $0 for the three months ended March 31, 2023 and 2022. The Company has recorded a valuation allowance to reduce its net deferred tax asset to an amount that is more likely than not to be realized in future years. Accordingly, the benefit of the net operating loss (“NOL”) that would have been recognized in the three months ended March 31, 2023 and 2022 was offset by changes in the valuation allowance.

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

As of March 31, 2023, and December 31, 2022, the Company had not recorded any liability for uncertain tax positions, accrued interest or penalties thereon, and no amounts have been recognized in the Company’s statements of operations.

(11) Restatement of Previously Issued Unaudited Condensed Financial Statements

As disclosed in the Form 10-K filed with the SEC on March 31, 2023, during its preparation of its 2022 audited combined financial statements and notes thereto, the Company concluded that there were material research and development expenses and related balance sheet errors in its previously issued unaudited condensed financial statements for the quarter ended March 31, 2022, primarily relating to the timing of payments for research and development expenses and recognition of expenses.

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

These errors in the accounting for research and development expenses resulted in an understatement of prepaid assets and other current assets of $800,840, accrued expenses and other current liabilities of $140,690 and an overstatement of operating expenses and net loss of  $660,150 as of and for the three months ended March 31, 2022

See Note 12 – Restatement of Previously Issued Unaudited Condensed Financial Statements, to the Financial Statements in the Form 10-K for additional information related to the restatements.

In connection with the filing of this Quarterly Report on Form 10-Q, the Company has restated the accompanying interim Condensed Financial Statements for the quarter ended March 31, 2022 to correct for the impact of the misstatements. The applicable notes to the accompanying financial statements have also been corrected to reflect the impact of the restatement. Below, we have presented a reconciliation from the "As Reported" to the "As Restated" amounts for each of our interim Condensed Financial Statements as of and for the three months ended March 31, 2022.

The amounts "As Reported" are from the "As Reported" amounts as disclosed in Note 12 – Restatement of Previously Issued Unaudited Condensed Financial Statements (Unaudited) in the Form 10-K.

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

(12) Subsequent Events

As previously disclosed on March 31, 2023, Annovis Bio, Inc. (the “Company”), entered into an ATM Equity Offering Sales Agreement SM (the “Sales Agreement”) with BofA Securities, Inc. (“BofA”) and ThinkEquity LLC (“ThinkEquity” and, together with BofA, the “Sales Agents”), as sales agents, pursuant to which the Company may offer and sell, from time to time through the Sales Agents, shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”), having an aggregate offering price of up to $50.0 million.

On April 4, 2023, the Company delivered written notice to BofA and ThinkEquity to terminate the Sales Agreement, effective April 9, 2023, pursuant to Section 9(a) of the Sales Agreement. The Company is not subject to any termination penalties related to the termination of the Sales Agreement.

Prior to termination of the Sales Agreement, the Company sold 704,000 shares of Common Stock pursuant to the Sales Agreement at a price of $10.88 per share, for gross proceeds of $7,659,520 before commissions. As a result of the termination of the Sales Agreement, the Company will not offer or sell any additional shares of Common Stock under the Sales Agreement.

In addition, on April 7, 2023, the Company sold 84,453 shares of its common stock in a private placement to individual members of its Board of Directors and management at a price of $ 12.61 per share, for aggregate proceeds of $ 1.06 million.

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

You should refer to Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2022 for a discussion of important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. Those factors are updated, as applicable, in “Factors that May Affect Future Results” below. As a result of the risks, uncertainties and assumptions described above and elsewhere, we cannot assure you that the forward-looking statements in this Quarterly Report on Form 10-Q will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame or at all.

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

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with: (i) the interim financial statements and related notes thereto which are included in this Quarterly Report on Form 10-Q; and (ii) our annual financial statements for the year ended December 31, 2022 which are included in our Annual Report on Form 10-K for the year ended December 31, 2022.

Restatement of Previously Issued Consolidated Financial Statements

As disclosed in our Annual Report on Form 10-K filed with the SEC on March 31, 2023, during our preparation of our 2022 audited combined financial statements and notes thereto, we concluded that there were material research and development expenses and related balance sheet errors in its previously issued unaudited condensed financial statements as of and for each of the quarterly and year to date periods ended March 31, 2022, June 30, 2022 and September 30, 2022, primarily relating to the timing of payments for research and development expenses and recognition of expenses.

See Note 12 – Restatement of Previously Issued Unaudited Condensed Financial Statements, to the Financial Statements in the Form 10-K for additional information related to the restatements.

Company Overview

We are a clinical stage, drug platform company addressing neurodegeneration, such as Alzheimer’s disease (“AD”) and Parkinson’s disease (“PD”). We are developing our lead product candidate, Buntanetap, which is designed to address AD, PD and other chronic neurodegenerative diseases. Buntanetap is a synthetically produced small molecule, orally administered, brain penetrant compound. In several studies, Buntanetap was observed to inhibit the synthesis of neurotoxic proteins—APP/Aβ (“APP”), tau/phospho-tau (“tau”) and α-Synuclein (“αSYN”)—that are one of the main causes of neurodegeneration. High levels of neurotoxic proteins lead to impaired axonal transport, which is responsible for the communication between and within nerve cells. When that communication is impaired, the immune system is activated and attacks the nerve cells, eventually killing them. We have observed in our clinical studies in early AD and early PD patients and pre-clinical studies in mice and rats that Buntanetap lowered neurotoxic protein levels leading to improved axonal transport, reduced inflammation, lower nerve cell death and improved affected function.

In 2021, we completed two Phase 1/2 clinical studies: one in 14 early AD patients, and one in 54 early PD patients (together, the “AD/PD Trials”). In the AD/PD Trials, early AD patients were defined as those with a Mini Mental State Examination (MMSE) score between 19 and 28 and early PD patients as those patients at Hoehn & Yahr stages 1, 2 or 3. MMSE is a brief screening instrument used to assess cognitive function, with total scores ranging from 0 to 30 and a lower score indicating greater disease severity, while the Hoehn & Yahr scale is a medical assessment used to measure staging of the functional disability associated with PD where a higher stage indicates greater disease severity. In collaboration with the Alzheimer’s Disease Cooperative Study (“ADCS”), we also conducted a trial in 16 early AD patients (the “ADCS Trial”). In the ADCS Trial, early AD patients were defined as those patients with a MMSE score between 19 and 28. All three clinical trials were double-blind, placebo-controlled studies. We designed the studies by applying our understanding of the underlying neurodegenerative disease states, and measured efficacy as well as both target and pathway engagement in the spinal fluid of patients to determine whether patients improvement following treatment correlated with the CSF biomarkers. In addition to meeting their primary endpoints of safety and tolerability and secondary endpoint of pharmacokinetics of Buntanetap, our AD/PD Trials met exploratory endpoints of measures of biomarkers and improvements in cognition in AD patients, and in function in PD patients. We believe that the AD/PD

Trials represent the first double-blind placebo-controlled studies that showed improvements in AD patients, as measured by ADAS-Cog, and in PD patients, as measured by UPDRS. Following completion of the AD/PD Trials, we submitted our data to the U.S. Food and Drug Administration (“FDA”) and requested direction to further pursue the development of Buntanetap in early PD patients. With the FDA’s guidance, we initiated a Phase 3 study in early PD patients in August 2022 (our “Phase 3 PD Study”). In the Phase 3 PD Study, early PD patients were defined as those at Hoehn & Yahr stages 1, 2 or 3, and OFF times of less than two hours per day. OFF time refers to when PD motor and/or non-motor symptoms occur between medication doses. We also submitted a proposed protocol for the treatment of moderate AD to the FDA, and after receiving permission to proceed, we initiated a Phase 2/3 study in mild to moderate AD patients in February 2023 (our “Phase 2/3 AD Study”). In the Phase 2/3 AD Study, mild to moderate AD patients were defined as those with a MMSE score between 14 and 24. At the completion of the ADCS Trial, the data showed that Buntanetap is a translational inhibitor in humans just like in animals, and we further observed that there was statistical improvement in cognition in early AD patients, just like in the AD/PD Trials.

Our Phase 3 PD Study and Phase 2/3 AD Study each have built in interim analyses. Our Phase 3 PD Study incorporated an interim analysis at two months, the results of which were disclosed on March 31, 2023. The pre-planned interim analysis was conducted by our data analytics provider based on 132 patients from all cohorts collectively for which baseline and two-month data was available. As the interim analysis was conducted at two months of the six-month endpoint and only on 132 patients, it may not be indicative of the results at six months for the full patient population because as the trial progresses, clinical outcomes may materially change as patient enrollment continues and more patient data become available, or different conclusions or considerations may qualify such results once additional data have been received and fully evaluated. Based on the results of the interim analysis, we proceeded with the Phase 3 PD Study as planned in accordance with the previously established protocol. We remain blinded to the Phase 3 PD Study and we do not have safety or efficacy data from the trial. A separate safety interim analysis is in progress and we expect that interim analysis to be released in the second quarter of 2023. We intend to disclose the results of an interim analysis for our Phase 2/3 AD Study in Fall 2023. We plan to consult with the FDA following completion of these interim analyses, to obtain feedback on our ongoing and planned AD and PD studies, including conducting an open label extension study following the completion of the initial trials. Using the data from the Phase 3 PD Study interim analysis, we intend to design an 18-month long disease-modifying Phase 3 study in the same early PD patients. In addition, we intend to conduct a short 6-month study in advanced PD patients during the second half of the 18-month disease modifying Phase 3 study, at which time we will define the advanced PD patient population for the purposes of such study. Similarly, using the data from the Phase 2/3 AD Study interim analysis, we intend to design an 18-month disease modifying Phase 3 study in the same early AD patient population. In addition, we intend to conduct a short 6-month study in advanced AD patients during the second half of the 18-month disease modifying Phase 3 study, at which time we will define the advanced AD patient population for the purposes of such study. We expect both the ongoing Phase 3 PD Study and the Phase 2/3 AD Study to be completed by the end of 2023, and we intend to announce the data from the final analyses in the first quarter of 2024.

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

We have never been profitable and have incurred net losses since inception. Our accumulated deficit at March 31, 2023 was $63,792 thousand. We expect to incur losses for the foreseeable future, and we expect these losses to increase as we continue our development of, and seek regulatory approvals for, our product candidates. Because of the numerous risks and uncertainties associated with product development, we are unable to predict the timing or amount of increased expenses or when, or if, we will be able to achieve or maintain profitability.

Results of Operations

Operating expenses and other income were comprised of the following:

	Three Months Ended
	March 31,
	2023	2022

	(in thousands)
Operating expenses:
Research and development	$7,786.1	$2,149.6
General and administrative	$2,183.7	$3,104.1
Other income:
Interest income	$232.5	$19.6

Three Months Ended March 31, 2023 and 2022

Research and Development Expenses

Research and development expenses increased by $5,636.5 thousand for the three months ended March 31, 2023 compared to the prior year period. The increase was primarily the result of an increase of $6,237.0 thousand in clinical expenses related to our Phase 3 study in early PD patients, Phase 2/3 in AD patients, offset by decrease of $158.4 thousand for the cost of materials and an decrease of $416.7 thousand in stock-based compensation expense. We expect research and development expenses in 2023 will be higher than the prior year as we continue our Phase 3 study in early PD patients and our Phase 2/3 study in moderate AD patients.

General and Administrative Expenses

General and administrative expenses decreased by $920.4 thousand for the three months ended March 31, 2023 compared to the prior year period. The decrease was primarily the result of a decrease of $1,475.9 thousand in stock-based compensation expense, partially offset by an increase of $619.0 thousand in professional fees.

Interest Income

Interest income increased $212.9 thousand for the three months ended March 31, 2023 compared to the prior year period. The increase was primarily the result of higher interest rates compared to the prior year period.

Liquidity and Capital Resources

Since our inception in 2008, we have devoted most of our cash resources to research and development and general and administrative activities. We have financed our operations primarily with the proceeds from the sale of common stock, redeemable convertible preferred stock, and convertible promissory notes and funding from research grants. To date, we have not generated any revenue from the sale of products, and we do not anticipate generating any revenue from the sale of products for the foreseeable future. We have incurred losses and generated negative cash flows from operations since inception. As of March 31, 2023, our principal source of liquidity was our cash, which totaled $16,758.8 thousand.

Cash Flows

The following table summarizes our cash flows for the respective period:

	Three Months Ended
	March 31,
	2023	2022

	(in thousands)
Statement of Cash Flows Data:
Total net cash provided by (used in):
Operating activities	$(11,626.3)	$(3,021.8)
Financing activities	7.4	4.6
Net (decrease) increase in cash and cash equivalents	$(11,618.9)	$(3,017.2)

Operating Activities

For the three months ended March 31, 2023, cash used in operations increased $8,604.5 thousand compared to the same period in the prior year. The increase in cash used in operations was primarily the result of an increase in cash paid for clinical trial expenses.

We expect cash used in operating activities to increase in 2023 as compared to 2022 due to an expected increase in our operating losses associated with ongoing development of our product candidates, including clinical trial expenses for our planned Phase 3 trial in early PD patients and a second clinical trial in early AD patients.

Financing Activities

Cash provided by financing activities during the three months ended March 31, 2023 2022 was due to proceeds from the exercise of stock options.

Funding Requirements

We do not have sufficient capital on hand to fund our operations for the next 12 months and will need to raise additional capital to meet our obligations as they become due. We believe that our current cash and cash equivalents and funding from existing grants will be sufficient to fund our operating expenses and capital expenditure requirements into the first quarter of 2024, including our ongoing Phase 2/3 AD Trial and our ongoing Phase 3 PD Trial. We will need to raise substantial additional capital to complete the development and commercialization of our product candidates through public or private equity offerings, debt financings, collaboration and licensing arrangements or other financing alternatives. However, there can be no assurance that we will be successful in raising additional capital or that such capital, if available, will be on terms that are acceptable to us. We have no committed external sources of funds. If we are unable to raise sufficient additional capital or defer sufficient operating expenses, we may be compelled to reduce the scope of our operations.

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

Factors that May Affect Future Results

You should refer to Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2022 for a discussion of important factors that may affect our future results.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, as defined by applicable SEC regulations.

Discussion of Critical Accounting Policies and Significant Judgments and Estimates

The preparation of financial statements in conformity with GAAP requires us to use judgment in making certain estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses in our financial statements and accompanying notes. Critical accounting policies are those that are most important to the portrayal of our financial condition and results of operations and require difficult, subjective and complex judgments by management in order to make estimates about the effect of matters that are inherently uncertain. During the period ended March 31, 2023, there were no significant changes to our critical accounting policies from those described in our annual financial statements for the year ended December 31, 2022, which we included in our Annual Report on Form 10-K for the year ended December 31, 2022.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

This item is not required for smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as the end of the period covered by this Quarterly Report on Form 10-Q. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective, due to the material weakness in our internal control over financial reporting described below, to ensure that the information required to be disclosed in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(f) and 15d-15(f) of the Exchange Act that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. except for the initiation of our remediation efforts with respect to the material weakness relating to our internal control over financial reporting described above. We are now taking actions to remediate the material weakness, which has resulted and may continue to result in changes in our internal control over financial reporting in periods subsequent to March 31, 2023 as we continue to address this material weakness.

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

10.1

At-the-Market Equity Offering Sales Agreement, dated March 31, 2023, by and among Annovis Bio, Inc., BofA Securities, Inc. and ThinkEquity LLC. (Incorporated by reference to Exhibit 1.1 to Form 8-K filed April 3, 2023.

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

Signature	Title	Date

/s/ Maria Maccecchini	President and Chief Executive Officer (principal	May 10, 2023
Maria Maccecchini	executive officer)

/s/ Henry Hagopian	Chief Financial Officer (principal financial and	May 10, 2023
Henry Hagopian	accounting officer)