Form 10-Q
period 2023-06-30
Annovis Bio, Inc.
filed 2023-08-14
CIK 1477845

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2023

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

The number of outstanding shares of the registrant’s common stock as of August 11, 2023 was: 9,012,273.

ANNOVIS BIO, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2023

EXPLANATORY NOTE

As disclosed in our Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 31, 2023 (the “Filing Date” and “Form 10-K”), Annovis Bio, Inc. (“Annovis,” the “Company,” “our,” “us” and “we”) restated (the “Restatement”) our previously issued (i) unaudited condensed balance sheets as of March 31, 2022, June 30, 2022 and September 30, 2022, (ii) unaudited condensed statements of operations and comprehensive loss for the three months ended March 31, 2022, three and six months ended June 30, 2022, and three and nine months ended September 30, 2022, and (iii) unaudited condensed statements of cash flows for the three months ended March 31, 2022, six months ended June 30, 2022 and nine months ended September 30, 2022, in each of the Quarterly Reports on Form 10- Q for the quarterly periods ended March 31, 2022, June 30, 2022 and September 30, 2022

See Note 12 – Restatement of Previously Issued Unaudited Condensed Financial Statements, to the Financial Statements in the Form 10-K for additional information related to the restatement and additional information related to the restatement of the Condensed Financial Statements for the quarter ended June 30, 2022.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

Annovis Bio, Inc.

Balance Sheets

(unaudited)

	June 30,	December 31,
	2023	2022

Assets
Current assets:
Cash and cash equivalents	$15,724,629	$28,377,693
Prepaid expenses and other current assets	7,091,855	7,644,376
Total current assets	22,816,484	36,022,069
Total assets	$22,816,484	$36,022,069
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,172,877	$3,961,254
Accrued expenses	900,972	3,737,285
Total current liabilities	2,073,849	7,698,539
Total liabilities	2,073,849	7,698,539
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock - $0.0001 par value, 2,000,000 shares authorized and 0 shares issued and outstanding	—	—
Common stock - $0.0001 par value, 70,000,000 and 35,000,000shares authorized and 9,012,273 and 8,163,923 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	902	816
Additional paid-in capital	94,070,810	82,377,488
Accumulated deficit	(73,329,077)	(54,054,774)
Total stockholders’ equity	20,742,635	28,323,530
Total liabilities and stockholders’ equity	$22,816,484	$36,022,069

See accompanying notes to financial statements.

Annovis Bio, Inc.

Statements of Operations and Comprehensive Loss

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Operating expenses:
Research and development	$8,262,167	$4,033,963	$16,048,223	$6,183,604
General and administrative	1,497,533	1,938,447	3,681,193	5,042,518
Total operating expenses	9,759,700	5,972,410	19,729,416	11,226,122
Operating loss	(9,759,700)	(5,972,410)	(19,729,416)	(11,226,122)
Other income:
Interest income, net	222,578	36,024	455,113	55,673
Total other income	222,578	36,024	455,113	55,673
Loss before income taxes	(9,537,122)	(5,936,386)	(19,274,303)	(11,170,449)
Income tax expense (benefit)	—	—	—	—
Net loss	$(9,537,122)	$(5,936,386)	$(19,274,303)	$(11,170,449)
Basic and diluted loss per common share	$(1.07)	$(0.73)	$(2.25)	$(1.37)
Weighted average number of common shares outstanding, basic and diluted	8,951,309	8,163,923	8,575,239	8,160,702

See accompanying notes to financial statements.

Annovis Bio, Inc.

Statements of Changes in Stockholders’ Equity

(unaudited)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Three and Six Months Ended June 30, 2023
Balance, December 31, 2022	8,163,923	$816	$82,377,488	$(54,054,774)	$28,323,530
Exercise of stock options	52,755	6	7,380	—	7,386
Stock-based compensation expense	—	—	1,542,338	—	1,542,338
Net and comprehensive loss	—	—	—	(9,737,181)	(9,737,181)
Balance, March 31, 2023	8,216,678	$822	$83,927,206	$(63,791,955)	$20,136,073
Issuance of common stock, net of issuance costs	788,453	79	8,571,112	—	8,571,191
Exercise of stock options	7,142	1	999	—	1,000
Stock-based compensation expense	—	—	1,571,493	—	1,571,493
Net and comprehensive loss	—	—	—	(9,537,122)	(9,537,122)
Balance, June 30, 2023	9,012,273	$902	$94,070,810	$(73,329,077)	$20,742,635

Three and Six Months Ended June 30, 2022
Balance, December 31, 2021	8,100,570	$810	$73,220,361	$(28,726,207)	$44,494,964
Exercise of stock options	63,353	6	4,607	—	4,613
Stock-based compensation expense	—	—	3,434,944	—	3,434,944
Net and comprehensive loss	—	—	—	(5,234,063)	(5,234,063)
Balance, March 31, 2022	8,163,923	$816	$76,659,912	$(33,960,270)	$42,700,458
Stock-based compensation expense	—	—	1,903,761	—	1,903,761
Net and comprehensive loss	—	—	—	(5,936,386)	(5,936,386)
Balance, June 30, 2022	8,163,923	$816	$78,563,673	$(39,896,656)	$38,667,833

See accompanying notes to financial statements.

Annovis Bio, Inc.

Statements of Cash Flows

(unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(19,274,303)	$(11,170,449)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	3,113,831	5,338,705
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	552,521	(3,677,503)
Accounts payable	(2,788,377)	213,767
Accrued expenses	(2,836,313)	(420,896)
Net cash used in operating activities	(21,232,641)	(9,716,376)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	8,571,191	—
Proceeds from exercise of stock options	8,386	4,613
Net cash provided by financing activities	8,579,577	4,613
Net (decrease) increase in cash and cash equivalents	(12,653,064)	(9,711,763)
Cash and cash equivalents, beginning of year	28,377,693	45,686,014
Cash and cash equivalents, end of period	$15,724,629	$35,974,251

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

The Company’s primary source of capital has been the issuance of equity securities. The Company’s common stock trades on the New York Stock Exchange under the ticker symbol “ANVS”

At present, the Company lacks sufficient capital on hand to fund its operations for the next 12 months and will need to raise additional capital to ensure its continuity of operations. The Company believes that its current cash and cash equivalents will be sufficient to fund its operations into the first quarter of 2024, including its ongoing Phase 2/3 AD Trial and its ongoing Phase 3 PD Trial. The Company plans to raise additional capital to complete the development and commercialization of its product candidates through public or private equity offerings, debt financings, collaboration and licensing arrangements or other financing alternatives; however, there can be no assurance that the Company will be successful in obtaining such funding in sufficient amounts, on terms acceptable to the Company, or at all. The failure to obtain sufficient capital on acceptable terms when needed would have a material adverse effect on the Company’s business, results of operations, and financial condition. Accordingly, management has concluded that substantial doubt exists with respect to the Company's ability to continue as a going concern for one year after the date that these financial statements are issued.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business, and do not include any adjustments relating to recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

(2) Summary of Significant Accounting Policies

(a) Basis of Presentation of Interim Unaudited Financial Statements

The accompanying interim financial statements of Annovis Bio, Inc. should be read in conjunction with the audited financial statements and notes thereto included in the Company’s 2022 Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2023. In the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, the Company restated (i) unaudited condensed balance sheets as of March 31, 2022, June 30, 2022 and September 30, 2022, (ii) unaudited condensed statements of operations and comprehensive loss for the three months ended March 31, 2022, three and six months ended June 30, 2022, and three and nine months ended September 30, 2022, and (iii) unaudited condensed statements of cash flows for the three months ended March 31, 2022, six months ended June 30, 2022 and nine months ended September 30, 2022, in each of the Quarterly Reports on Form 10- Q for the quarterly periods ended March 31, 2022, June 30, 2022 and September 30, 2022 The restatement resulted from the Company's prior accounting for payments for research and development expenses and recognition of expenses.  Accordingly, certain amounts for the three and six months ended June 30, 2022 presented herein reflect the restated amounts.

The interim financial statements included herein are unaudited. In the opinion of management, these statements include all adjustments, consisting of normal, recurring adjustments, necessary for a fair presentation of the financial position of Annovis at June 30, 2023, its results of operations for the three and six months ended June 30, 2023 and 2022 and its cash flows for the six month periods ended June 30, 2023 and 2022. The interim results of operations are not necessarily indicative of the results to be expected for a full year or any future period. The accompanying financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) and the rules and regulations of the SEC. Any reference in these notes to applicable guidance is meant to refer to U.S. GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”). Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to such rules and regulations relating to interim financial statements.

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

Significant items subject to such estimates and assumptions include stock-based compensation expense, and prepaid expenses and accrued liabilities that are measured based on progress toward completion of research and development projects. Future events and their effects cannot be predicted with certainty; accordingly, accounting estimates require the exercise of judgment. Accounting estimates used in the preparation of these financial statements change as new events occur, as more experience is acquired, as additional information is obtained and as the operating environment changes.

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

(g) Research and Development

Research and development costs are either expensed as incurred or recorded separately as a prepaid asset, and the expense recognized when the service is performed and are primarily comprised of personnel-related expenses and external research and development expenses incurred under arrangements with third parties, such as contract research organizations and consultants. At the end of each reporting period, the Company compares the payments made to each service provider to the estimated progress towards completion of the related project. Factors that the Company considers in preparing these estimates include the number of patients enrolled in studies, milestones achieved, and other criteria related to the efforts of its vendors. These estimates will be subject to change as additional information becomes available. Depending on the timing of payments to vendors and estimated services provided, the Company will record net prepaid or accrued expenses related to these costs. Prepaid clinical expenses represent valid future economic benefits based on the Company’s contracts with its vendors, and are realized in the ordinary course of business

(h) Stock-Based Compensation

Stock-based compensation cost is measured at the grant date based on the fair value of the award and is generally recognized as expense on a straight-line basis over the requisite service period, which is generally the vesting period. The Company also has options outstanding with a performance-based vesting conditions, for which the Company recognizes expense based on the estimated probability of achievement of the performance metrics over the contractual term of the option. Forfeitures are recognized in compensation expense in the period when they occur.

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

(i) Income Taxes

The Company provides for income taxes using the asset and liability approach. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. As of June 30, 2023 and December 31, 2022, the Company has recorded a full valuation allowance against its deferred tax assets.

The Company is subject to the provisions of ASC 740, Income Taxes, which prescribes a more likely-than-not threshold for the financial statement recognition of uncertain tax positions. ASC 740 clarifies the accounting for income taxes by prescribing a minimum recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. There are currently no open federal or state tax audits. The Company has not recorded any liability for uncertain tax positions at June 30, 2023 or December 31, 2022.

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

The following table provides the carrying value and fair value of certain financial assets and liabilities of the Company measured at fair value on a recurring basis as of June 30, 2023 and December 31, 2022:

		Fair Value Measurement at
		June 30, 2023
	Carrying Value	Level 1	Level 2	Level 3
Cash equivalents	$15,655,971	$15,655,971	$—	$—

		Fair Value Measurement at
		December 31, 2022
	Carrying Value	Level 1	Level 2	Level 3
Cash equivalents	$26,001,934	$26,001,934	$—	$—

(4) Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	June 30,	December 31,
	2023	2022
Prepaid expenses	$65,269	$67,532
Prepaid clinical trial expenses	6,895,959	7,528,250
Prepaid insurance	104,605	37,356
Security deposits and other	26,022	11,238
	$7,091,855	$7,644,376

(5) Accrued Expenses

Accrued expenses consisted of the following:

	June 30,	December 31,
	2023	2022
Payroll and related benefits	$260,287	$556,827
Accrued professional and clinical fees	640,685	3,180,458
	$900,972	$3,737,285

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

(b) Leases

The Company leases its office facilities under a month-to-month operating lease. Total rental expense was $17,712 and $16,081 for the three months ended June 30, 2023 and 2022, respectively, and $35,273 and $33,358 for the six months ended June 30, 2023 and 2022, respectively

(c) Employment Agreements

The Company has agreements with its executive officers that provide for severance payments to the employee upon termination of the agreement by the Company for any reason other than for cause, death or disability or by the employee for good reason. The maximum aggregate severance payments under the agreements were approximately $1,274,500 at June 30, 2023.

(d) Litigation

The Company is subject, from time to time, to claims by third parties under various legal disputes. The defense of such claims, or any adverse outcome relating to any such claims, could have a material adverse effect on the Company’s liquidity, financial condition and cash flows.

At June 30, 2023, the Company did not have any pending legal actions.

(7) Stockholders’ Equity

(a) Overview

The Company’s Amended and Restated Certificate of Incorporation was adopted on January 31, 2020, in conjunction with the closing of the Company’s initial public offering (the “IPO”) and amended on June 15, 2023 to increase the authorized number of shares. Currently, there are authorized of two classes of stock designated, respectively, common stock and preferred stock. The total number of shares which the Company is authorized to issue is 72,000,000, each with a par value of $0.0001 per share. Of these shares, 70,000,000 shall be common stock and 2,000,000 shall be preferred stock.

On March 31, 2023, the “Company, entered into an ATM Equity Offering Sales Agreement SM (the “Sales Agreement”) with BofA Securities, Inc. (“BofA”) and ThinkEquity LLC (“ThinkEquity” and, together with BofA, the “Sales Agents”), as sales agents, pursuant to which the Company may offer and sell, from time to time through the Sales Agents, shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”), having an aggregate offering price of up to $50.0 million.

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

In addition, on April 7, 2023, the Company sold 84,453 shares of its common stock in a private placement to individual members of its Board of Directors and management at a price of $12.61 per share, for aggregate proceeds of $ 1.06 million.

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

(c) Preferred Stock

Preferred stock may be issued from time to time by the Board in one or more series. There was no preferred stock issued or outstanding as of June 30, 2023 or December 31, 2022.

(d) Warrants

In conjunction with the closing of the Company’s IPO, the Company granted the underwriters 100,000 warrants to purchase shares of Company common stock at an exercise price of $7.50 per share, which was 125% of the initial public offering price. The warrants have a five-year term and were exercisable as of January 29, 2021 and have been classified by the Company as a component of stockholders’ equity. As of June 30, 2023 and December 31, 2022, 2,400 of the warrants were outstanding. No warrants were exercised during the three or six months ended June 30, 2023 or 2022.

(8) Stock-Based Compensation

The Company’s 2019 Equity Incentive Plan (the “2019 Plan”) became effective on January 31, 2020, succeeding the Company’s previous equity incentive plan. No new options may be issued under the previous plan, although shares subject to grants which are cancelled or forfeited will again be available under the 2019 Plan. Effective June 1, 2021, the 2019 Plan was amended to increase the number of shares authorized to be issued from 1,000,000 to 2,000,000. As of June 30, 2023, 281,169 shares were available for future grants.

Stock-based compensation expense was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
General and administrative	$644,353	$1,180,639	$1,413,455	$3,425,682
Research and development	927,140	723,122	1,700,376	1,913,023
	$1,571,493	$1,903,761	$3,113,831	$5,338,705

During the six months ended June 30, 2023, the Company granted options to purchase 111,705 shares of common stock at a weighted-average exercise price of $13.29 per share to employees. Under the grant agreements, 30,000 of the options vested immediately and have a 10-year term. The rest of the options have service based vesting conditions and generally vest in substantially equal quarterly installments over two years and have a 10 year term. The options granted during the six months ended June 30, 2023 were valued using the Black Scholes option pricing model using the following weighted-average assumptions: (i) expected term of 5.6 years; (ii) risk free interest rate of 3.55%; (iii) expected volatility of 128.6%; and (iv) dividend yield of 0.0%. The weighted-average grant date fair value of options issued by the Company during the three months ended June 30, 2023 was $11.72 per share.

Stock options exercised during the three months ended June 30, 2023 and 2022, were 7,142 and 0, respectively. Stock options exercised during the six months ended June 30, 2023 and 2022, were 59,897 and 70,101, respectively. As of June 30, 2023, there were 1,709,150 options outstanding, of which 1,426,229 were vested and exercisable. As of December 31, 2022, there were 1,657,342 options outstanding, of which 1,310,667 were vested and exercisable.

(9) Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Numerator
Net loss	$(9,537,122)	$(5,936,386)	$(19,274,303)	$(11,170,449)
Denominator
Weighted-average common shares outstanding, basic and diluted	8,951,309	8,163,923	8,575,239	8,160,702
Net loss per share, basic and diluted	$(1.07)	$(0.73)	$(2.25)	$(1.37)

The Company reported a net loss for the three and six months ended June 30, 2023 and 2022, therefore, the basic and diluted net loss per share were the same in the respective period because the inclusion of potential common shares would have an anti-dilutive effect. Potential shares of common stock that were excluded from the computation of diluted weighted-average shares outstanding were as follows:

	June 30,
	2023	2022
Stock options	1,709,150	1,627,941
Warrants	2,400	2,400

(10) Income Taxes

The Company’s income tax benefit (expense) was $0 for the three and six months ended June 30, 2023 and 2022. The Company has recorded a valuation allowance to reduce its net deferred tax asset to an amount that is more likely than not to be realized in future years. Accordingly, the benefit of the net operating loss (“NOL”) that would have been recognized in the three and six months ended June 30, 2023 and 2022 was offset by changes in the valuation allowance.

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

As of June 30, 2023, and December 31, 2022, the Company had not recorded any liability for uncertain tax positions, accrued interest or penalties thereon, and no amounts have been recognized in the Company’s statements of operations.

(11) Restatement of Previously Issued Unaudited Condensed Financial Statements

As disclosed in the Form 10-K filed with the SEC on March 31, 2023, during its preparation of its 2022 audited combined financial statements and notes thereto, the Company concluded that there were material research and development expenses and related balance sheet errors in its previously issued unaudited condensed financial statements for the three and six months ended June 30, 2022, primarily relating to the timing of payments for research and development expenses and recognition of expenses.

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

In connection with the filing of this Quarterly Report on Form 10-Q, the Company has restated the accompanying interim Condensed Financial Statements for the quarter ended June 30, 2022 to correct for the impact of the misstatements. The applicable notes to the accompanying financial statements have also been corrected to reflect the impact of the restatement. Below, we have presented a reconciliation from the "As Reported" to the "As Restated" amounts for each of our interim Condensed Financial Statements as of and for the three and six months ended June 30, 2022. The amounts "As Reported" are from the "As Reported" amounts as disclosed in Note 12 – Restatement of Previously Issued Unaudited Condensed Financial Statements (Unaudited) in the Form 10-K.

	As of June 30, 2022
	(unaudited)
	As	Restatement		As
	Reported	Impacts		Restated
Assets
Current assets:
Cash and cash equivalents	$35,974,251	$		$35,974,251
Prepaid expenses and other current assets	551,072		3,441,895	3,992,967
Deferred clinical materials	—		—	—
Total current assets	36,525,323		3,441,895	39,967,218
Total assets	$36,525,323		$3,441,895	$39,967,218
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$901,841	$		$901,841
Accrued expenses	397,544			397,544
Total current liabilities	1,299,385		—	1,299,385
Total liabilities	$1,299,385		$—	$1,299,385
Commitments and contingencies (Note 7)
Stockholders' equity:
Preferred stock - $0.0001 par value, 2,000,000 shares authorized and 0 shares issued and outstanding	—			—
Common stock - $0.0001 par value, 35,000,000 shares authorized and 8,163,923 and 8,100,570 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	816			816
Additional paid-in capital	78,563,673			78,563,673
Accumulated deficit	(43,338,551)		3,441,895	(39,896,656)
Total stockholders' equity	35,225,938		3,441,895	38,667,833
Total liabilities and stockholders' equity	$36,525,323		$3,441,895	$39,967,218

	Three Months Ended June 30, 2022
	As	Restatement	As
	Reported	Impacts	Restated
Operating expenses:
Research and development	$6,815,708	$(2,781,745)	$4,033,963
General and administrative	1,938,447	—	1,938,447
Total operating expenses	8,754,155	(2,781,745)	5,972,410

Operating loss	(8,754,155)	2,781,745	(5,972,410)
Other income:
Interest income	36,024	—	36,024
Grant Income
Total other income	36,024	—	36,024

Loss before income taxes	(8,718,131)	2,781,745	(5,936,386)
Income tax expense (benefit)	—	—	—
Net loss	$(8,718,131)	$2,781,745	$(5,936,386)
Basic and diluted loss per common share	$(1.07)	—	$(0.73)
Weighted average number of common shares outstanding, basic and diluted	8,163,923	—	8,163,923

	Six Months Ended June 30, 2022
	As	Restatement	As
	Reported	Impacts	Restated
Operating expenses:
Research and development	$9,625,499	$(3,441,895)	$6,183,604
General and administrative	5,042,518	—	5,042,518
Total operating expenses	14,668,017	(3,441,895)	11,226,122

Operating loss	(14,668,017)	3,441,895	(11,226,122)
Other income:
Interest income	55,673	—	55,673
Grant Income
Total other income	55,673	—	55,673

Loss before income taxes	(14,612,344)	3,441,895	(11,170,449)
Income tax expense (benefit)	—	—	—
Net loss	$(14,612,344)	$3,441,895	$(11,170,449)
Basic and diluted loss per common share	$(1.79)	—	$(1.37)
Weighted average number of common shares outstanding, basic and diluted	8,160,702	—	8,160,702

	Six Months Ended June 30, 2022
	As	Restatement	As
	Reported	Impacts	Restated
Cash flows from operating activities:
Net loss	$(14,612,344)	3,441,895	$(11,170,449)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	5,338,705	—	5,338,705
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(235,608)	(3,441,895)	(3,677,503)
Accounts payable	213,767	—	213,767
Accrued expenses	(420,896)	—	(420,896)
Net cash used in operating activities	(9,716,376)	—	(9,716,376)
Cash flows from financing activities:
Proceeds from exercise of stock options	4,613	—	4,613
Net cash used in financing activities	4,613	—	4,613
Net (decrease) increase in cash and cash equivalents	(9,711,763)	—	(9,711,763)
Cash and cash equivalents, beginning of period	45,686,014	—	45,686,014
Cash and cash equivalents, end of period	$35,974,251	—	$35,974,251

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

Company Overview

We are a clinical stage, drug platform company addressing neurodegeneration, such as Alzheimer’s disease (“AD”) and Parkinson’s disease (“PD”). We are developing our lead product candidate, buntanetap, which is designed to address AD, PD and other chronic neurodegenerative diseases. buntanetap is a synthetically produced small molecule, orally administered, brain penetrant compound. In several studies, buntanetap was observed to inhibit the synthesis of neurotoxic proteins—APP/Aβ (“APP”), tau/phospho-tau (“tau”) and α-Synuclein (“αSYN”)—that are the main causes of neurodegeneration. High levels of neurotoxic proteins lead to impaired axonal transport, which is responsible for the communication between and within nerve cells. When that communication is impaired, the immune system is activated and attacks the nerve cells, eventually killing them. We have observed in our clinical studies in early AD and early PD patients and pre-clinical studies in mice and rats that buntanetap lowered neurotoxic protein levels leading to improved axonal transport, reduced inflammation, lower nerve cell death and improved affected function.

In 2021, we completed two Phase 1/2 clinical studies: one in 14 early AD patients, and one in 54 early PD patients (together, the “AD/PD Trials”). In the AD/PD Trials, early AD patients were defined as those with a Mini Mental State Examination (MMSE) score between 19 and 28 and early PD patients as those patients at Hoehn & Yahr stages 1, 2 or 3. MMSE is a brief screening instrument used to assess cognitive function, with total scores ranging from 0 to 30 and a lower score indicating greater disease severity, while the Hoehn & Yahr scale is a medical assessment used to measure staging of the functional disability associated with PD where a higher stage indicates greater disease severity. In collaboration with the Alzheimer’s Disease Cooperative Study (“ADCS”), we also conducted a trial in 16 early AD patients (the “ADCS Trial”). In the ADCS Trial, early AD patients were defined as those patients with a MMSE score between 19 and 28. All three clinical trials were double-blind, placebo-controlled studies. We designed the studies by applying our understanding of the underlying neurodegenerative disease states, and measured efficacy as well as both target and pathway engagement in the spinal fluid of patients to determine whether patients improvement following treatment correlated with the CSF biomarkers. In addition to meeting their primary endpoints of safety and tolerability and secondary endpoint of pharmacokinetics, our AD/PD Trials met exploratory endpoints of measures of biomarkers and improvements in cognition in AD patients, and in function in PD patients. We believe that the AD/PD Trials represent the first double-blind placebo-controlled studies that showed improvements in AD patients, as measured by ADAS-Cog, and in PD patients, as measured by UPDRS. Following completion of the AD/PD Trials, we submitted our data to the U.S. Food and Drug Administration (“FDA”) and requested direction to further pursue the development of buntanetap in early PD patients. With the FDA’s guidance, we initiated a Phase 3 study in early PD patients in August 2022 (our “Phase 3 PD Study”). In the Phase 3 PD Study, early PD patients were defined as those at Hoehn & Yahr stages 1, 2 or 3, and OFF times of less than two hours per day. OFF time refers to when PD motor and/or non-motor symptoms occur between medication doses. We also submitted a proposed protocol for the treatment of moderate AD to the FDA, and after receiving permission to proceed, we initiated a Phase 2/3 study in mild to moderate AD patients in February 2023 (our “Phase 2/3 AD Study”). In the Phase 2/3 AD Study, mild to moderate AD patients were defined as those with a MMSE score between 14 and 24. At the completion of the ADCS Trial, the data showed that buntanetap is a translational inhibitor in humans just like in animals, and we further observed that there was statistical improvement in cognition in early AD patients, just like in the AD/PD Trials.

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

We have never been profitable and have incurred net losses since inception. Our accumulated deficit at June 30, 2023 was $73,329 thousand. We expect to incur losses for the foreseeable future, and we expect these losses to increase as we continue our development of, and seek regulatory approvals for, our product candidates. Because of the numerous risks and uncertainties associated with product development, we are unable to predict the timing or amount of increased expenses or when, or if, we will be able to achieve or maintain profitability.

Results of Operations

Operating expenses and other income were comprised of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

	(in thousands)		(in thousands)
Operating expenses:
Research and development	$8,262.2	$4,034.0	$16,048.2	$6,183.6
General and administrative	$1,497.5	$1,938.4	$3,681.2	$5,042.5
Other income:
Interest income	$222.6	$36.0	$455.1	$55.7

Three Months Ended June 30, 2023 and 2022

Research and Development Expenses

Research and development expenses increased by $4,228.2 thousand for the three months ended June 30, 2023 compared to the prior year period. The increase was primarily the result of an increase of $4,167.5 thousand in clinical expenses related to our Phase 3 study in early PD patients, Phase 2/3 in AD patients, an increase of $204.0 thousand in stock-based compensation expense, partially offset by a decrease of $143.3 thousand in various other expenses. We expect research and development expenses in 2023 will be higher than the prior year as we continue our Phase 3 study in early PD patients and our Phase 2/3 study in moderate AD patients.

General and Administrative Expenses

General and administrative expenses decreased by $441 thousand for the three months ended June 30, 2023 compared to the prior year period. The decrease was primarily the result of a decrease of $536 thousand in stock-based compensation expense, partially offset by an increase of $73.1 and an increase of $21.8 thousand in other expenses, primarily professional fees.

Other Income

Other income increased $187 thousand for the three months ended June 30, 2023 compared to the prior year period. The increase was primarily the result of higher return on investment compared to the prior year period.

Six Months Ended June 30, 2023 and 2022

Research and Development Expenses

Research and development expenses increased by $9,864.6 thousand for the six months ended June 30, 2023 compared to the prior year period. The increase was primarily the result of an increase of $10,437.2 thousand in clinical expenses related to our Phase 3 study in early PD patients, Phase 2/3 in AD patients, offset by decrease of $495.9 thousand for the cost of materials and an decrease of $212.6 thousand in stock-based compensation expense. We expect research and development expenses in 2023 will be higher than the prior year as we continue our Phase 3 study in early PD patients and our Phase 2/3 study in moderate AD patients.

General and Administrative Expenses

General and administrative expenses decreased by $1,361.3 thousand for the six months ended June 30, 2023 compared to the prior year period. The decrease was primarily the result of a decrease of $2,012.2 thousand in stock-based compensation expense, partially offset by an increase of $654 thousand in professional fees.

Other Income

Other income increased $399.4 thousand for the six months ended June 30, 2023 compared to the prior year period. The increase was primarily the result of higher return on invested funds compared to the prior year period.

Liquidity and Capital Resources

Since our inception in 2008, we have devoted most of our cash resources to research and development and general and administrative activities. We have financed our operations primarily with the proceeds from the sale of common stock, redeemable convertible preferred stock, and convertible promissory notes and funding from research grants. To date, we have not generated any revenue from the sale of products, and we do not anticipate generating any revenue from the sale of products for the foreseeable future. We have incurred losses and generated negative cash flows from operations since inception. As of June 30, 2023, our principal source of liquidity was our cash and cash equivalents, which totaled $15,724.6 thousand.

Cash Flows

The following table summarizes our cash flows for the respective period:

	Six Months Ended
	June 30,
	2023	2022

	(in thousands)
Statement of Cash Flows Data:
Total net cash provided by (used in):
Operating activities	$(21,232.6)	$(9,716.4)
Financing activities	8,579.6	4.6
Net (decrease) in cash and cash equivalents	$(12,653.0)	$(9,711.8)

Operating Activities

For the six months ended June 30, 2023, cash used in operations increased $11,723.4 thousand compared to the same period in the prior year. The increase in cash used in operations was primarily the result of an increase in cash paid for clinical trial expenses.

We expect cash used in operating activities to increase in 2023 as compared to 2022 due to an expected increase in our operating losses associated with ongoing development of our product candidates, including clinical trial expenses for our planned Phase 3 trial in early PD patients and a second clinical trial in early AD patients.

Financing Activities

Cash provided by financing activities during the six months ended June 30, 2023 was due to $8,571.2 thousand in proceeds from the sale of common stock and $8.4 thousand in proceeds from the exercise of stock options.

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

In order to fund operations and additional clinical trials, we plan to finance our cash needs through public or private equity offerings, debt financings, collaboration and licensing arrangements or other financing alternatives. We have no committed external sources of funds. Additional equity or debt financing or collaboration and licensing arrangements may not be available on acceptable terms, if at all.

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

Discussion of Critical Accounting Policies and Significant Judgments and Estimates

The preparation of financial statements in conformity with GAAP requires us to use judgment in making certain estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses in our financial statements and accompanying notes. Critical accounting policies are those that are most important to the portrayal of our financial condition and results of operations and require difficult, subjective and complex judgments by management in order to make estimates about the effect of matters that are inherently uncertain. During the six month period ended June 30, 2023, there were no significant changes to our critical accounting policies from those described in our annual financial statements for the year ended December 31, 2022, which we included in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(f) and 15d-15(f) of the Exchange Act that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. except for the initiation of our remediation efforts with respect to the material weakness relating to our internal control over financial reporting described above. We have taken actions to remediate the material weakness, which has resulted and may continue to result in changes in our internal control over financial reporting in periods subsequent to March 31, 2023 as we continue to address this material weakness.

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

Signature	Title	Date

/s/ Maria Maccecchini	President and Chief Executive Officer (principal	August 14, 2023
Maria Maccecchini	executive officer)

/s/ Henry Hagopian	Chief Financial Officer (principal financial and	August 14, 2023
Henry Hagopian	accounting officer)