Form 10-K
period 2023-12-31
Annovis Bio, Inc.
filed 2024-03-29
CIK 1477845

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 001-39202

Annovis Bio, Inc.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	26-2540421 (I.R.S. Employer Identification No.)

101 Lindenwood Drive, Suite 225

Malvern, PA 19355

(Address of principal executive offices including zip code)

(484) 875-3192

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to Section 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No ☒

As of June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $91,527,093 based on the closing sale price as reported on the NYSE.

The number of shares of the issuer’s common stock outstanding as of March 26, 2024, was 11,011,299.

Documents Incorporated by Reference

Certain portions, as expressly described in this report, of the registrant’s proxy statement for the 2024 Annual Meeting of the Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

Summary of Risk Factors.

The following is a summary of the principal risks described below in Part I, Item 1A “Risk Factors” in this Annual Report on Form 10-K. We believe that the risks described in the “Risk Factors” section are material to investors, but other factors not presently known to us or that we currently believe are immaterial may also adversely affect us. The following summary should not be considered an exhaustive summary of the material risks facing us, and it should be read in conjunction with the “Risk Factors” section and the other information contained in this Annual Report on Form 10-K.

●	As a result of our history of operating losses and accumulated deficit, there is substantial doubt on our ability to continue as a going concern and therefore, an increased risk associated with an investment in our company.
●	Our auditor’s opinion on our audited financial statements for the year ended December 31, 2023 includes an explanatory paragraph relating to our ability to continue as a going concern.
●	We have incurred significant net losses since inception and anticipate that we will continue to incur net losses for the foreseeable future and may never achieve or maintain profitability.
●	We will require substantial additional capital to fund our operations, and if we fail to obtain necessary funding, we may not be able to complete the development and commercialization of our product candidates.
●	We have limited operating history and no history of commercializing pharmaceutical products.
●	Unstable market and economic conditions may have serious adverse consequences on our business, financial condition and stock price.
●	We are heavily dependent on the success of Buntanetap, our most advanced product candidate, which is still under clinical development, and if this drug does not receive regulatory approval or is not successfully commercialized, our business will be materially harmed.
●	We have concentrated our research and development efforts on the treatment of Alzheimer’s disease (“AD”) and Parkinson’s disease (“PD”), diseases that have seen limited success in drug development. Further, Buntanetap is based on a new approach to treating AD and PD, which makes it difficult to predict the time and cost of development and subsequent obtaining of regulatory approval.
●	If we are not successful in discovering, developing, and commercializing additional product candidates, our ability to expand our business and achieve our strategic objectives would be impaired.
●	Clinical trials, including the enrollment and retention of patients, are expensive, time-consuming, difficult to design and implement, and involve an uncertain outcome.
●	The regulatory approval processes of the FDA and comparable foreign authorities are lengthy, time consuming and inherently unpredictable, and if we are ultimately unable to obtain regulatory approval for Buntanetap or any other product candidates, our business will be substantially harmed.
●	Results of preclinical studies, early clinical trials or analyses may not be indicative of results obtained in later trials. Interim “top-line” and preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are further subject to audit and verification procedures that could result in material changes in the final data. Furthermore, undue reliance on interim analyses may be detrimental to our long-term clinical development plans, which could harm our business, operating results, prospects or financial condition.

●	Our product candidates may cause serious adverse events or undesirable side effects, which may delay or prevent marketing approval, or, if approved, require them to be taken off the market, require them to include safety warnings or otherwise limit their sales.
●	The market opportunities for Buntanetap or any other product candidates, if approved, may be smaller than we anticipate, which could adversely affect our business, financial condition and results of operations.
●	Even if we obtain regulatory approval for Buntanetap or any product candidates, we will still face extensive and ongoing regulatory requirements and obligations.
●	We face significant competition from other biotechnology and pharmaceutical companies and our operating results will suffer if we fail to compete effectively.
●	The successful commercialization of Buntanetap and any other product candidates we develop will depend in part on market acceptance; the extent to which governmental authorities and health insurers establish adequate coverage, reimbursement levels, and pricing policies; and our sales, marketing and distribution capabilities.
●	A variety of risks associated with operating internationally could materially adversely affect our business.
●	We currently rely on third parties for the production of clinical supply of Buntanetap and for the conduct, supervision and monitoring of our clinical trials. If those third parties do not successfully carry out their contractual duties, or if they perform in an unsatisfactory manner or do not comply with regulatory standards and requirements, it may harm our business.
●	Changes in methods of product candidate manufacturing or formulation may result in additional cost or delay.
●	Enacted and future healthcare and other legislation may increase the difficulty and cost for us to obtain marketing approval of and commercialize our product candidates, if approved, and increase the liabilities to which we may become subject, as well as affect the prices we may set or the manner in which we conduct and plan to conduct our business.
●	If we are unable to obtain, maintain and enforce patent or other intellectual property protection for Buntanetap or any future product candidates or technology or if the scope of the patent protection obtained is not sufficiently broad, our competitors or other third parties could develop and commercialize products similar or identical to ours, our ability to successfully commercialize Buntanetap or any future product candidates may be adversely affected and we may not be able to compete effectively in our markets.
●	We may be subject to claims challenging the inventorship of our patents and other intellectual property. We may additionally become subject to third parties’ claims alleging infringement of their patents and proprietary rights, or we may need to become involved in lawsuits to protect or enforce our patents, which could be costly, time consuming, delay or prevent the development and commercialization of our product candidates or put our patents and other proprietary rights at risk.
●	The cash and cash equivalents that we use to meet our working capital and operating expense needs are held in deposit accounts at two financial institutions. If one or both financial institutions fail, our deposit accounts could be adversely affected due to the loss of or delay in obtaining access to all or a portion of our uninsured funds.
●	The market price of our common stock has been volatile and fluctuated substantially in the past, and may continue to experience volatility and substantial fluctuations in the future, which could result in substantial losses for purchasers of our common stock.
●	We have been subject to securities class action litigation in the past and could be subject to such litigation in the future.

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

In 2021, we completed two Phase 1/2 clinical studies: one in 14 early AD patients, and one in 54 early PD patients (together, the “AD/PD Trials”). In the AD/PD Trials, early AD patients were defined as those with a Mini Mental State Examination (MMSE) score between 19 and 28 and early PD patients as those patients at Hoehn & Yahr stages 1, 2 or 3. MMSE is a brief screening instrument used to assess cognitive function, with total scores ranging from 0 to 30 and a lower score indicating greater disease severity, while the Hoehn & Yahr scale is a medical assessment used to measure staging of the functional disability associated with PD where a higher stage indicates greater disease severity. In collaboration with the Alzheimer’s Disease Cooperative Study (“ADCS”), we also conducted a trial in 16 early AD patients (the “ADCS Trial”). In the ADCS Trial, early AD patients were defined as those patients with a MMSE score between 19 and 28. All three clinical trials were double-blind, placebo-controlled studies. We designed the studies by applying our understanding of the underlying neurodegenerative disease states and measured both target and pathway validation in the spinal fluid of patients to determine whether patients improved following treatment. In addition to meeting their primary endpoints of safety and tolerability and secondary endpoint of pharmacokinetics of Buntanetap, our AD/PD Trials met exploratory endpoints of measures of biomarkers and improvements in cognition in AD patients, and in function in PD patients. We believe that the AD/PD Trials represent the first double-blind placebo-controlled studies that showed improvements in AD patients, as measured by ADAS-Cog, and in PD patients, as measured by UPDRS. Following completion of the AD/PD Trials, we submitted our data to the U.S. Food and Drug Administration (“FDA”) and requested direction to further pursue the development of Buntanetap in early PD patients. With the FDA’s guidance, we initiated a Phase 3 study in early PD patients in August 2022 (our “Phase 3 PD Study”). In the Phase 3 PD Study, early PD patients were defined as those at Hoehn & Yahr stages 1, 2 or 3 and OFF times of less than two hours per day. OFF time refers to when PD motor and/or non-motor symptoms occur between medication doses. We also submitted a proposed protocol for the treatment of moderate AD to the FDA, and after receiving permission to proceed, we initiated a Phase 2/3 study in mild to moderate AD patients in February 2023 (our “Phase 2/3 AD Study”). In the Phase 2/3 AD Study, mild to moderate AD patients were defined as those with a MMSE score between 14 and 24. At the completion of the ADCS Trial, the data showed that Buntanetap is a translational inhibitor in humans just like in animals, and we further observed that there was statistical improvement in cognition in early AD patients, just like in the AD/PD Trials.

Our Phase 3 PD Study and Phase 2/3 AD Study each have built in interim analyses. Our Phase 3 PD Study incorporated an interim analysis at two months, the results of which were disclosed on March 31, 2023. The pre-planned interim analysis was conducted by our data analytics provider based on 132 patients from all cohorts collectively for which baseline and two-month data was available. As the interim analysis was conducted at two months of the six-month endpoint and only on 132 patients, it may not be indicative of the results at six months for the full patient population because as the trial progresses, clinical outcomes may materially change as patient enrollment continues and more patient data become available, or different conclusions or considerations may qualify such results once additional data have been received and fully evaluated. Based on the results of the interim analysis, we proceeded with the Phase 3 PD Study as planned in accordance with the previously established protocol. The study was completed on December 4, 2023, and we have been organizing and cleaning data since that date. We remain blinded to the Phase 3 PD Study and we do not have safety or efficacy data from the trial, yet. We disclosed the results of the interim analysis for our Phase 2/3 AD Study on October 23, 2023, and as for the PD study based on the outcome of the interim analysis we proceeded with the study as planned. The Phase 2/3 AD study was completed on February 13, 2024. Again, as with the PD study we are organizing and cleaning the data, while we are still blinded to all data. Topline efficacy data for the Phase 2/3 AD trial is expected in April. We plan to consult with the FDA following completion of the full analyses of the two studies, to obtain feedback on future planned AD and PD studies, including conducting disease-modifying studies and open label extensions.

By the end of 2026, our goal is to have conducted the required pivotal studies for Buntanetap to be able to file two new drug applications (“NDAs”) with the FDA.

We believe that we are the only company developing a drug for AD and PD that is designed to inhibit more than one neurotoxic protein and has a mechanism of action designed to restore nerve cell axonal and synaptic activity. By improving brain function, our goal is to treat memory loss and dementia associated with AD, as well as body and brain function associated with PD. Based on pre-clinical and clinical data collected to date, we believe that Buntanetap has the potential to be the first drug to interfere with the underlying mechanism of neurodegeneration, potentially enabling Buntanetap to be the only drug to improve cognition in AD and motor function in PD. The industry has encountered challenges in specifically targeting one neurotoxic protein, be it APP, tau or αSYN, indicating that doing so does not change the course of neurodegeneration. Our goal is to develop a disease modifying drug (“DMD”) for patients with neurodegeneration by leveraging our clinical and pre-clinical data to inhibit the three most relevant neurotoxic proteins. Studies have found that AD and PD are the most common neurodegenerative diseases in the U.S., and accordingly these diseases present two unmet needs of the aging population and two potentially large U.S. markets, if a DMD is developed and approved.

Our leadership team has substantial experience and extensive industry knowledge and has been successful with respect to meeting clinical timelines, enrollment progression and data readouts.

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

Andrew Walsh, our Vice President, Finance, has over 12 years of diverse finance experience at public and private companies. Prior to joining Annovis, Mr. Walsh served as Senior Director, Finance and Treasury at Ocugen, a Nasdaq-listed biotech developing gene and cell therapies. There he provided oversight over all areas of finance, including SEC Reporting, FP&A, as well as Treasury. Andrew also previously served as Director, Treasury and Tax at Potters Industries, a private equity sponsored materials manufacturer. Andrew began his career at KPMG as a member of its tax practice. He holds a B.S. in Accounting from Drexel University, summa cum laude.

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

Mike Christie, our Vice President, Process Chemistry, has spent over 40 years in the pharmaceutical industry, with a focus on process chemistry R&D, pilot plant production and GMP operations. He has held senior management positions in both large (SmithKline, Rhodia, Teva) and mid-size (Cephalon) companies, as well as being the founder of a company providing contract process R&D services (later acquired by ChiRex). Dr. Christie is co-author or co-inventor on several publications and patents. He earned his BS in chemistry from the University of Michigan and his doctorate from MIT.

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

In our AD/PD Trials in human AD and PD patients, we observed that Buntanetap reduced levels of neurotoxic proteins, improved axonal transport and synaptic function, reduced inflammation, improved the health of nerve cells and improved cognition and function in mild to moderate AD and PD patients.

We have observed that Buntanetap reduced the levels of multiple neurotoxic proteins in animals and reversed the entire toxic cascade in animals and recovered the affected function, be it in the brain, the body, or the eyes.

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

ANVS405

ANVS405 is an intravenous drug being developed for acute indications and focused on protecting the brain after TBI and/or stroke. ANVS405 is the same compound as Buntanetap, given in cases of acute head and brain trauma. ANVS405 was given to rats intravenously after TBI to determine whether ANVS405 would reach the brain in less than 15 minutes, as opposed to 1.5 hours if given orally. TBI rats that were treated with ANVS405 after the insult exhibited enhanced memory and learning and lower microglia activation, a measure of inflammation. The program has been funded by a grant from the U.S. Army which has been completed, and we plan to seek additional grant funding to further the development of ANVS405 for acute indications of brain and nerve trauma. If and when we receive such sufficient funding, we plan to conduct a follow-on study to evaluate the effect of ANVS405 administered to TBI rats at various intervals post-injury to determine how long after a TBI we can effectively treat a patient. Our plan is to seek further funding to conduct the toxicology and pharmacokinetics (“PK”) studies in animals, file the initial new drug application (“IND”), conduct the safety and PK studies in humans and continue with Phase 2 and Phase 3 efficacy studies.

ANVS301

ANVS301 is an orally administered drug being developed to increase cognitive capability in later stages of AD and dementia. ANVS301 was observed to improve memory and learning in very old rats by lowering the number of errors from six to three and shortening run times from approximately 75 to approximately 28 seconds. ANVS301 finished single ascending dose Phase 1 clinical trial that was conducted and financed by the National Institutes of Health (“NIH”).

Clinical Trials of Buntanetap

Development Plan for Alzheimer’s Disease

The development of Buntanetap for AD is expected to include the ongoing short study for moderate AD showing symptomatic efficacy, a long 18-month study in early AD showing disease-modifying efficacy, and a second short 6-month study in advanced AD, as well as an open label extension.

In February 2023, we initiated the first of the three studies: a Phase 2/3 clinical trial of Buntanetap in 320 mild to moderate AD patients, which were separated into four cohorts of 80 patients (the “Phase 2/3 AD Trial”). The Phase 2/3 AD Trial was conducted at approximately 64 sites in the U.S. The Phase 2/3 AD Trial is a double-blind placebo-controlled efficacy study which treats mild to moderate AD. The inclusion criteria for mild to moderate AD is a MMSE score of 14 to 24. Patients participating in the trial are age 55-85, have a study partner, are of non-child-bearing age or agree to effective contraception, and have no evidence of suicidal ideation. Patients participating in the trial can remain on any drugs they regularly take, whether for AD or for other conditions, as long as they are stable on such medication. Patients with uncontrolled diabetes, cardiovascular issues or seizures, patients with clinically significant abnormal laboratory values, patients with cancer within the last year and patients suffering from alcohol or substance abuse are excluded from participating.

Patients were randomly assigned to receive either 7.5, 15 or 30 mg of Buntanetap or placebo once per day. Patients visited the clinic for the first-time dosing in clinic, followed by an at home dosing period of 12 weeks. The study plan incorporated an interim analysis at six-weeks, the results of which were disclosed on October 23,2023. As for the PD study based on the outcome of the interim analysis, we proceeded with the study as planned. The Phase 2/3 AD study was completed on February 13, 2024. The Phase 2/3 AD Trial is designed to assess the efficacy, safety, tolerability, and PK of Buntanetap. The co-primary endpoints of the Phase 2/3 AD Trial are evaluated using the following measures: Alzheimer’s Disease Assessment Scale-Cognitive Subscale 11 (ADAScog 11), which measures cognitive functions and non-cognitive functions such as mood and behavior; and ADCS-Clinical Global Impression of Change (ADCS-CGIC), which focuses on clinicians’ observations of change in the patient’s cognitive, functional, and behavioral performance since the beginning of a trial. The FDA requested to include two co-primary endpoints to have an objective primary endpoint (ADAScog, cognition) and a subjective primary endpoint (ADCS-CGIC, activities of daily living). Together, these co-primary endpoints are intended to provide a more complete picture of the study and treatment results. The secondary endpoints are evaluated using the following measures: the ADCS-Instrumental Activities of Daily Living Scale (ADCS-ADL), which measures 6 basic activities of daily living items, including basic self-care tasks such as feeding, mobility and bathing, and 17 instrumental activities of daily living items, which include a broad range of activities based on cultural norms and gender roles; MMSE; and the digital symbol substitution test (DSST), which asks individuals to record associations between different symbols and numbers within time limits to assess cognition.

At this point (March 2024), we are organizing and cleaning the data, while we are still blinded to all data. As previously announced, we expect Topline efficacy data for the Phase 2/3 AD trial in April. We plan to consult with the FDA following completion of the full analyses of the two studies, to obtain feedback on our planned AD and PD studies, including conducting disease-modifying studies and open label extensions.

The second AD trial we intend to conduct is an 18-month disease-modifying Phase 3 study in early AD patients, in which patients will be randomly assigned to receive either placebo or a dose of Buntanetap once per day, which is to be determined based upon the results of the Phase 2/3 AD Trial.

The third trial we intend to conduct is a six-month study in advanced AD patients, which is expected to take place during the second half of the 18-month disease modifying Phase 3 study. In this six-month study, patients will be randomly assigned to receive either placebo or a dose of Buntanetap once per day, which is to be determined based upon the results of the Phase 2/3 AD Trial. We may also add an open label study to allow patients that participated in our other AD studies to stay on medication.

Development for Parkinson’s Disease

The development plan of Buntanetap for PD is expected to include the ongoing short study for early PD patients showing symptomatic efficacy, a long 18-month study in the same patient population showing disease-modifying efficacy, and potentially a second short 6-month study in advanced PD, as well as an open label study.

In August 2022, we initiated a Phase 3 clinical trial of Buntanetap in 450 early PD patients, which were separated into three cohorts of 150 patients (the “Phase 3 PD Trial”). The Phase 3 PD Trial is expected to be conducted at approximately 53 sites in the U.S. and 49 sites in the EU. The Phase 3 PD Trial is a double-blind placebo-controlled efficacy study which treats early PD. The inclusion criteria for early PD are Hoehn & Yahr 1, 2 and 3 with less than 2 hours of OFF time, as well as a MMSE score of 22 to 30. Patients participating in the trial are age 40-85, are of non-child-bearing age or agree to effective contraception, and have no evidence of suicidal ideation. Patients participating in the trial can remain on any drugs they regularly take, whether for PD or for other conditions, as long as they are stable on such medication. Patients with uncontrolled diabetes, cardiovascular issues or seizures, patients with clinically significant abnormal laboratory values, patients with cancer within the last year and patients suffering from alcohol or substance abuse are excluded from the trial. Patients are randomly assigned to receive either 10 or 20 mg of Buntanetap or placebo once per day. Patients visit the clinic for the first-time dosing in clinic, followed by an at home dosing period of 6 months. The study plan incorporated an interim analysis at two months, the results of which were disclosed by the Company on March 31, 2023. The pre-planned interim analysis was conducted by our data analytics provider based on 132 patients from all cohorts collectively for which baseline and two-month data was available. As the interim analysis was conducted at two months of the six-month endpoint and only on 132 patients, it may not be indicative of the results at six months for the full patient population because as the trial progresses, clinical outcomes may materially change as patient enrollment continues and more patient data become available, or different conclusions or considerations may qualify such results once additional data have been received and fully evaluated. Based on the results of the interim analysis, we proceeded with the Phase 3 PD Study as planned in accordance with the previously established protocol. The study was completed on December 4, 2023, and we have been organizing and cleaning data. We remain blinded to the Phase 3 PD Study and we do not have safety or efficacy data from the trial, yet.

The Phase 3 PD Trial’s primary endpoints are evaluated using the following measures: the MDS-Unified Parkinson’s Disease Rating Scale (MDS-UPDRS) Part II and III, which is a 42-item rating scale designed to assess Parkinson’s disease-related disability and impairment, and evaluates activities of daily living and motor function; and safety and tolerability, which is assessed using physical examinations, vital signs, clinical laboratory test results, electrocardiogram findings, adverse events (AEs) leading to study discontinuation, drug related AEs, severity of AEs and AEs. Specifically, The FDA requested two co-primary endpoints to have an objective primary endpoint (MDS-UPDRS Part III, motor function) and a subjective primary endpoint (MDS-UPDRS Part II, activities of daily living). Together, these co-primary endpoints are intended to provide a more complete picture of the study and treatment results. The secondary endpoints are evaluated using the following measures: the MDS-UPDRS total score, which includes the Part II and III measures we well as mentation, behavior, and mood symptoms, and complications of dopaminergic therapy; the participant global impression of change (PGIC), a participant-reported outcome which asks how their condition has changed compared to their condition at the beginning of treatment; and the Change on Clinical Global Impression of Severity (CGIS), which measures the severity of movement impairment as assessed by the site rater.

At this point (March 2024) we are still blinded to the outcome and we organizing and cleaning the data, similar to the AD Study.

The second trial we intend to conduct is an 18-month disease-modifying Phase 3 study in early PD patients, in which patients will be randomly assigned to receive either placebo or a dose of Buntanetap once per day, which is to be determined based upon the results of the Phase 3 PD Trial.

The third study we intend to conduct is a six-month study in advanced PD patients, which is expected to take place during the second half of the 18-month disease modifying Phase 3 study. In this six-month study, patients will be randomly assigned to receive either placebo or a dose of Buntanetap once per day, which is to be determined based upon the results of the Phase 3 PD Trial.

We are also considering adding an open-label extension to allow all patients that participated in one of our PD studies to continue on the medication.

Phase 1/2 AD/PD Trials

In 2021, we completed a Phase 1/2 clinical trial of Buntanetap in 14 early AD and 54 early PD patients (the “AD/PD Trials”) which were conducted at 12 sites in the U.S. The AD/PD Trials were double-blind placebo-controlled studies which treated mild to moderate AD and early PD patients for 25 +/- 2 days. The inclusion criteria for the AD portion of the AD/PD Trials were MMSE 18-28 and age 45 and older and for the PD portion of the AD/PD Trials were MMSE 18-30, age 45 and older and Hoehn & Yahr 1, 2 or 3. Patients participating in the trial were of non-child-bearing age or agreed to effective contraception and had no evidence of suicidal ideation. Patients participating in the trial could remain on any drugs they regularly take, whether for PD, for AD or for other conditions, as long as they were stable on such medication. Patients with uncontrolled diabetes, cardiovascular issues or seizures, patients with clinically significant abnormal laboratory values, patients who had cancer within the prior year and patients who suffered from alcohol or substance abuse were excluded from the trial.

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

Motor Function in PD Patients

In Parkinson’s disease, we pooled the original 14 PD patients with the additional 40 PD patients and looked at the MDS-UPDRS and WAIS coding tests to evaluate Buntanetap’s effects on PD patients’ mobility and functionality. The 54 PD patients received doses of either 5mg, 10mg, 20mg, 40mg or 80mg Buntanetap treatment or placebo once per day. We observed a statistically significant improvement in Part II, III and IV individually. Specifically, Part III of the MDS-UPDRS measures the motor functions and has long been used as a standard to assess drugs’ effects on patients’ mobility.

** P<0.01

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

Phase 1/2 ADCS Trial

We also completed a double-blind, placebo-controlled Phase 1/2 study in early AD patients in conjunction with the ADCS. We treated patients for four weeks with Buntanetap and measured target and pathway engagement in the spinal fluid. This means that we measured levels of neurotoxic proteins, neurotransmitters, neurotrophic factors, inflammation and nerve cell death as well as cognitive improvement. Since Buntanetap is designed as a translation inhibitor, we also measured the rate of synthesis and degradation of Aβ (SILK – stable isotope labeling kinetic study) to determine if our drug changes the speed of translation. Under an agreement with the University of California San Diego, where ADCS is located, we contracted to provide study supplies and PK analysis at our cost but the remaining costs of the ADCS Trial are paid for by the NIH. The study ended after 16 patients were enrolled and treated. Patients participating in the study were of non-child-bearing age or agreed to effective contraception and had no evidence of suicidal ideation. Patients participating in the study could remain on any drugs they regularly take, either for AD or for other conditions, as long as they were stable on such medication. Patients with uncontrolled diabetes, cardiovascular issues or seizures, patients with clinically significant abnormal laboratory values, patients who had cancer within the prior year and patients who suffered from alcohol or substance abuse were excluded from the study. The study was conducted at six sites in the U.S., including the University of California San Diego, Johns Hopkins, Indiana University, Washington University, Cleveland Clinic, and Columbia University. While only 16 patients were treated in total, based on the SILK data, we observed that Buntanetap has the potential to slow the translation of APP/Abeta, leading to overall lower levels and lower overall synthesis of the neurotoxic protein. The Alzheimer’s Disease Assessment Scale – Cognitive Subscale (ADAScog) of the treated patients demonstrated what we observed in our small AD/PD study – statistical improvement in cognition at one month of treatment.

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

In summary, at present we believe there are no disease-modifying agents on the market. The first large effort to develop a DMD for AD has targeted Aβ42, but all Aβ42 approaches to date have failed. The first companies testing tau have shown negative results. Many companies have pulled out of AD research and are waiting to see what approach might have a better outcome. Since the AD brain contains several neurotoxic proteins—amyloid precursor protein and its toxic fragments Aβ42 and IC99, as well as tau and αSYN. We believe that a DMD drug needs to target more than just one toxic protein to be efficacious and we are developing Buntanetap with this approach in mind.

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

Annovis has filed ten (10) families of patents and patent applications to prolong the patent life of Buntanetap. The pending patent applications were invented and filed by Annovis include claims directed to:

●	a method of treating neurodegenerative diseases such as AD and PD;
●	a method of treating and/or preventing acute brain and nerve injuries;
●	a method of prevention and treatment of disease states due to metal dis-homeostasis such as AD or PD as well as other acute or chronic neurodegenerative diseases;
●	a method of treating viral and bacterial infections of the brain, including COVID-19;
●	a method of inhibiting cancer metastasis;
●	combinations of Buntanetap with some drugs and uses of these combinations to treat neurodegenerative diseases;
●	a method of treating neuropsychiatric indications; and
●	a new composition of matter of Posiphen, form B or ANVS402.

Solid forms of chemical compounds can exist in different crystalline structures. One crystalline structure of Posiphen is Buntanetap. Annovis, through its research efforts, invented a new crystalline form of Posiphen, known as Form B (ANVS402). Form B (ANVS402) has demonstrated certain improvements over Buntanetap and was filed as a new composition of matter.

As of February 9, 2024, our patent portfolio comprised 36 total issued patents plus 17 pending patent applications in various jurisdictions.

The patents have expiration dates between 2031 and 2045. The first patent application family we filed, which would be expected to expire in 2031, before any patent term adjustments or extensions, covers the use of Buntanetap at much lower doses and expands its use to the treatment of AD, PD and other neurodegenerative disorders such as Huntington’s disease, prion diseases, amyotrophic lateral sclerosis, tauopathies, frontotemporal dementia, Lewy bodies disease, and chronic traumatic encephalopathy, based on our preclinical research. In August 2019, the U.S. Patent and Trademark Office (“USPTO”) granted the first of our Annovis patents from this family covering treatment of PD and Lewy body diseases. Subsequently, the USPTO also granted patents covering treatment frontotemporal dementia and Prion’s disease, tauopathies, chronic traumatic encephalopathy, prion diseases, amyotrophic lateral sclerosis, Alzheimer’s and Huntington’s disease.

The second patent application family covers ANVS405’s use in acute brain and nerve trauma and would be expected to expire in 2036, before any patent term adjustments or extensions. In December 2020, the EPO approved the whole patent and it has since been approved in most countries filed claiming a method of treating acute nerve and brain injuries by administering ANVS405 before and after the injury. The US patent office instead has asked us to separate the patent into four divisional applications covering stroke, traumatic brain injury, nerve injury and spinal cord injury.

The third patent application family relates to the use of the mechanism of action of Buntanetap and ANVS405 to prevent and treat neurodegenerative diseases and would be expected to expire in 2038, before any patent term adjustments or extensions. The first divisional of this application was approved in December 2022, it covers the prevention of neurodegenerative diseases.

The fourth patent application family relates to a method of inhibiting, preventing, or treating neurological injuries due to viral, bacterial, fungal, protozoan, or parasitic infections in humans and in animals via administration of Buntanetap or related compounds. In May 2020, we filed a patent application with the USPTO concerning a method of inhibiting, preventing, or treating neurological injuries due to viral, bacterial, fungal, protozoan, or parasitic infections in humans and in animals via administration of Buntanetap or related compounds, which would be expected to expire in 2041, before any patent term adjustments or extensions.

The fifth patent family application is directed to a method of maintaining heavy metal homeostasis avoiding the effect of toxic levels of a heavy metal in cells in a healthy human or restoring heavy metal homeostasis in a sick human patient. The USPTO granted the first patent in this family on March 7, 2023, which is expected to expire in 2039, before any patent term adjustments or extensions.

The sixth patent application family relates to treating brain metastasis via administration of Buntanetap or related compounds. In September 2023, we filed a U.S. nonprovisional patent application directed to treatment of brain metastasis via administration of Buntanetap or related compounds with the USPTO, which, if allowed, would be expected to expire in 2043, before any patent term adjustments or extensions.

The seventh patent application family relates to treatment of mental illness via administration of Buntanetap or related compounds. In January 2024, we filed an International (PCT) application and a U.S. nonprovisional patent application directed to treatment of mental illness via administration of Buntanetap or related compounds with the USPTO, which, if allowed, would be expected to expire in 2044, before any patent term adjustments or extensions.

The eighth patent application family relates to treatment of neurodegenerative diseases via co-administration of Buntanetap or related compounds and an additional therapeutic agent. In January 2024, we filed a provisional U.S. patent application directed to treatment of neurodegenerative diseases via administration of this combination.

The ninth patent application family relates to treatment of neurodegenerative diseases via co-administration of Buntanetap or related compounds and another therapeutic agent, which is different from the additional therapeutic agent in the seventh patent application family. In April 2023, we filed a provisional U.S. patent application directed to treatment of neurodegenerative diseases via administration of this combination.

The tenth patent application family relates to the new Form B of Posiphen (ANVS402); it demonstrates that it can be used instead of Buntanetap, including in the foregoing uses of Buntanetap of the Company’s patent portfolio. Posiphen Form B may be the compound of choice in current uses of Buntanetap, because it may have advantageous properties such as better stability and higher purity. The Company has filed with the USPTO two patent applications as to Posiphen Form B. The Company expects to further file patent applications as to Posiphen Form B and uses thereof. As to this family of patent applications involving Posiphen Form B and uses thereof, patents would be expected to expire in 2044, before any patent term adjustments or extensions. The Company also expects to seek New Chemical Entity status for Posiphen Form B before the US Food and Drug Administration (FDA), and to seek additional regulatory exclusivity based thereon.

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

Manufacturing

Buntanetap is a small molecule that is manufactured using a patented process. We do not own, operate, and currently have no plans to establish, any manufacturing facilities. We therefore rely, and expect to continue to rely, solely on third-party contractors for manufacturing clinical supplies for our current and future potential product candidates, and plan to do so for commercial supplies also if any of our product candidates received marketing approval. We also rely on these third parties for encapsulating, packaging and stabilizing clinical trial materials. Presently we are working with a U.S. supplier for the manufacture of good manufacturing practice (“cGMP”) active pharmaceutical ingredient (API) to meet our Buntanetap clinical study supply demands. We have also engaged a backup API manufacturing contractor, with primary operations in China. We have an agreement with a local U.S. supplier for the encapsulating, packaging, and stability of the clinical trial material. These arrangements will allow us to enter large and long-term advanced clinical studies. We have only limited supply agreements in place with respect to Buntanetap and our product candidates, and these arrangements do not extend to commercial supply. We do not have long-term committed arrangements with respect to Buntanetap, any of our other product candidates, or other materials.

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

Human Capital

As of February 29, 2024, we had six full-time employees. We also utilize the services of ten part-time employees or consultants. We contract with consultants and third parties for the conduct of certain clinical development, accounting and administrative activities. We anticipate hiring of additional employees as we continue to advance our clinical trial programs. None of our employees are represented by labor unions or covered by collective bargaining agreements.

Our human capital resource objectives include, as applicable, identifying, recruiting, retaining, training, incentivizing, and integrating our existing and new employees, advisors and consultants. We offer competitive compensation packages that are competitive within our industry. We incentivize high performance through an annual bonus program based on organizational performance, for which all employees are eligible. We also offer equity incentive plans, the purpose of which are to attract, retain and reward personnel through the granting of stock-based compensation awards. These awards are granted in order to align employee and consultant performance incentives with objectives that will increase stockholder value.

Corporate Information

We were incorporated in Delaware in 2008. Our principal executive offices are located at 101 Lindenwood Drive, Suite 225, Malvern, PA 19355 and our telephone number is (484) 875 3192.

Available Information

We file annual, quarterly, and current reports, proxy statements, and other documents with the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The SEC maintains an internet website, www.sec.gov, that contains reports, proxy, and information statements, and other information regarding issuers, including us, that file electronically with the SEC. Copies of each of our filings with the SEC on Form 10-K, Form 10-Q, and Form 8-K and amendments to those reports, can be viewed and downloaded free of charge at our website, www.annovisbio.com, as soon as reasonably practicable after the reports and amendments are electronically filed with or furnished to the SEC. Our website and the information contained on, or that can be accessed through, our website shall not be deemed to be incorporated by reference in, and is not considered part of this Annual Report on Form 10-K.

Item 1A. Risk Factors

Risks Related to Our Financial Position and Need for Additional Capital

Our recurring operating losses, negative cash flows from operations, and accumulated deficit raise substantial doubt about our ability to continue as a going concern, if we are unable to obtain additional financings.

Management has concluded that substantial doubt exists about the Company’s ability to continue as a going concern for the next twelve months from the date of the financial statements included in this Annual Report on Form 10-K. As of December 31, 2023, we had cash and cash equivalents of $5,754,720 and current liabilities of $4,279,110. We believe that we have sufficient resources available to support our development activities and business operations and satisfy our obligations into the second quarter of 2024. We do not have sufficient cash and cash equivalents as of the date of this Annual Report on Form 10-K to support our operations for at least the 12 months following the date that the financial statements are issued.

We will require substantial additional financing to fund our ongoing clinical trials and future operations, and to continue to execute our corporate strategy. To alleviate the conditions that raise substantial doubt about our ability to continue as a going concern, we plan to explore various dilutive and non-dilutive opportunities, including equity and debt financings, strategic partnerships, business development and other transactions. The future success of the Company is dependent upon our ability to obtain additional funding. There can be no assurance, however, that we will be successful in obtaining sufficient amounts of funding, on terms acceptable to us, or at all. Failure to obtain sufficient capital on acceptable terms when needed would have a material adverse effect on our business, results of operations, and financial condition. Accordingly, we have concluded that substantial doubt exists with respect to our ability to continue as a going concern within one year after the date that these financial statements are issued.

The report of our independent registered accounting firm on our audited financial statements for the fiscal year ended December 31, 2023 contains an explanatory paragraph relating to our ability to continue as a going concern.

The auditor’s opinion on our audited financial statements for the year ended December 31, 2023 includes an explanatory paragraph stating that we have incurred recurring losses from operations that raise substantial doubt about our ability to continue as a going concern for the next twelve months from the date of the financial statements included in this Annual Report on Form 10-K. While we believe that we will be able to raise the capital we need to continue our operations, there are no assurances that we will be successful in these efforts or will be able to resolve our liquidity issues or eliminate our operating losses. If we are unable to obtain sufficient funding, we would need to significantly reduce our operating plans and curtail some or all of our development efforts. Accordingly, our business, prospects, financial condition, and results of operations will be materially and adversely affected, and we may be unable to continue as a going concern. If we seek additional financing to fund our business activities in the future and there remains substantial doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide additional funding on commercially reasonable terms or at all.

We have incurred significant net losses since inception and anticipate that we will continue to incur net losses for the foreseeable future. We are not currently profitable, and we may never achieve or sustain profitability.

Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We are a clinical stage biopharmaceutical company with a limited operating history and have incurred losses since our formation. We incurred net losses of $56,204,313 and $25,328,567 for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023, we had an accumulated deficit of $110,259,087. We have not commercialized any products and have never generated revenue from the commercialization of any product. To date, we have devoted most of our financial resources to research and development, including our preclinical and clinical work, and to intellectual property.

We expect to incur significant additional operating losses for the next several years, at least, as we advance Buntanetap and any other product candidates through clinical development, complete clinical trials, seek regulatory approval and commercialize the drug or any other product candidates, if approved. The costs of advancing product candidates into each clinical phase tend to increase substantially over the duration of the clinical development process. Therefore, the total costs to advance any of our product candidates to marketing approval in even a single jurisdiction will be substantial. Because of the numerous risks and uncertainties associated with pharmaceutical product development, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to begin generating revenue from the commercialization of any products or achieve or maintain profitability. Our expenses will also increase substantially if and as we:

●	continue to progress our development in AD and PD with additional studies, or conduct clinical trials for any other product candidates;
●	scale-up cGMP drug supply manufacturing and complete necessary work to support an NDA for Buntanetap in AD or in PD;
●	are required by the FDA to complete additional toxicological/pharmacological studies to support an NDA for Buntanetap in AD or in PD;
●	establish a sales, marketing and distribution infrastructure to commercialize our drug, if approved, and for any other product candidates for which we may obtain marketing approval;
●	maintain, expand and protect our intellectual property portfolio;
●	hire additional clinical, scientific and commercial personnel;
●	add operational, financial and management information systems and personnel, including personnel to support our product development and future commercialization efforts, as well as to support our requirements as a public reporting company; and
●	acquire or in-license or invent other product candidates or technologies.

Furthermore, our ability to successfully develop, commercialize and license any product candidates and generate product revenue is subject to substantial additional risks and uncertainties, as described under “—Risks Related to Development, Clinical Testing, Manufacturing and Regulatory Approval” and “—Risks Related to Commercialization.” This will require us to be successful in a range of challenging activities, including completing clinical trials of Buntanetap and any other product candidates, acquiring additional product candidates, obtaining regulatory approval for Buntanetap and any other product candidates, and manufacturing, marketing, and selling any products for which we may obtain regulatory approval. As a result, we expect to continue to incur net losses and negative cash flows for the foreseeable future. These net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital. The amount of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenues. If we are unable to develop and commercialize one or more product candidates, either alone or through collaborations, or if revenues from any product that receives marketing approval are insufficient, we will not achieve profitability. Even if we do achieve profitability, we may not be able to sustain profitability or meet outside expectations for our profitability. If we are unable to achieve or sustain profitability or to meet outside expectations for our profitability, the value of our company will be materially and adversely affected. Furthermore, this could impair our ability to raise capital, expand our business, maintain our research and development efforts, diversify our product candidates, achieve our strategic objectives or even continue our operations. A decline in the value of our company could also cause you to lose all or part of your investment.

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

Based on our current operating plan, we believe that our current cash and cash equivalents and funding from existing grants will enable us to fund our operating expenses and capital expenditure requirements until the second quarter of 2024. We have based this estimate on assumptions that may prove to be wrong, and we could deploy our available capital resources sooner than we currently expect. Our operating plans and other demands on our cash resources may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned. Our current cash and cash equivalents will not be sufficient to complete development of Buntanetap or any other product candidates, and we will require substantial capital in order to advance Buntanetap or any other product candidates through clinical trials, regulatory approval and commercialization. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. Our ability to raise additional funds may be adversely impacted by potential worsening global economic conditions and the disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from factors that include but are not limited to, inflation, progression of geopolitical events (including in the relation to the conflict between Russia and Ukraine), diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, and uncertainty about economic stability. If the equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly and more dilutive. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts, or even cease operations. We expect to finance our cash needs through public or private equity or debt financings or other capital sources, including potential collaborations, licenses and other similar arrangements. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. Attempting to secure additional financing may divert our management from our day-to-day activities, which may adversely affect our ability to develop Buntanetap or any other product candidates.

Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:

●	the initiation, progress, timing, costs and results of preclinical studies and clinical trials, including patient enrollment in such trials, for Buntanetap or any other future product candidates;
●	the clinical development plans we establish for Buntanetap and any other future product candidates, including any modifications to clinical development plans based on feedback that we may receive from regulatory authorities;
●	the number and characteristics of product candidates that we discover or in-license and develop;
●	the outcome, timing and cost of regulatory meetings and reviews by the FDA and comparable foreign regulatory authorities, including the potential for the FDA or comparable foreign regulatory authorities to require that we perform more studies than those that we currently expect;
●	the requirements of regulatory authorities in any additional jurisdictions in which we may seek approval for Buntanetap and any future product candidates and our anticipated timing for seeking approval in such jurisdictions;
●	the costs of filing, prosecuting, defending and enforcing any patent claims and maintaining and enforcing other intellectual property and proprietary rights;
●	the effects of competing technological and market developments;
●	the costs associated with hiring additional personnel and consultants as our business grows, including additional executive officers and clinical development, regulatory, CMC quality and commercial personnel;

●	the costs and timing of the implementation of commercial-scale manufacturing activities, if any product candidate is approved, including as a result of inflation, any supply chain issues or component shortages;
●	the costs and timing of establishing sales, marketing and distribution capabilities for any product candidates for which we may receive regulatory approval;
●	our ability to achieve sufficient market acceptance, coverage and adequate reimbursement from third-party payors and adequate market share and revenue for any approved products;
●	the terms and timing of establishing and maintaining collaborations, licenses and other similar arrangements; and
●	the costs associated with any products or technologies that we may in-license or acquire;

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

Raising additional capital may cause dilution to our stockholders, restrict our operations, or require us to relinquish rights to our technologies or product candidates.

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

Our ability to use our tax net operating losses is uncertain.

We have incurred significant net operating losses since our inception. As of December 31, 2023, we had U.S. federal net operating loss carryforwards of approximately $38.1 million. Our ability to utilize these net operating losses to offset future tax liabilities depends on the successful development of our product candidates and future financial performance.

Additionally, our net operating losses may be subject to Section 382 of the Internal Revenue Code of 1986, as amended (“Section 382”). Generally, if an ownership change occurs within three years of the closing date of an entity’s most recent change in control transaction, any existing net operating losses and certain built-in losses would be subject to an additional limitation, pursuant to Section 382. Change in control as defined by Section 382 occurs when there is an ownership change among stockholders owning directly or indirectly 5% or more of our common stock, as well as an aggregate ownership change with respect to such stockholders of more than 50% of our common stock. We have not yet conducted a comprehensive study to assess whether a change of ownership as defined by Section 382 has occurred since our inception. If it is determined that we are unable to use our net operating losses to reduce future tax liabilities, our financial condition, results of operations, and cash flows may be adversely affected.

Inflation could adversely affect our business and results of operations.

While inflation in the United States has been relatively low in recent years, during 2022 and 2023, the economy in the United States encountered a material level of inflation. The impact of COVID-19, geopolitical developments such as the Russia-Ukraine conflict and global supply chain disruptions continue to increase uncertainty in the outlook of near-term and long-term economic activity, including whether inflation will continue and how long, and at what rate. Increases in inflation raise our costs for commodities, labor, materials and services and other costs required to grow and operate our business, and failure to secure these on reasonable terms may adversely impact our financial condition. Additionally, increases in inflation, geopolitical developments and global supply chain disruptions, have caused, and may in the future cause, global economic uncertainty and uncertainty about the interest rate environment, which may make it more difficult, costly or dilutive for us to secure additional financing. A failure to adequately respond to these risks could have a material adverse impact on our financial condition, results of operations or cash flows.

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

We do not have any products that have gained regulatory approval. Currently, our lead clinical stage product candidate is Buntanetap. As a result, our business is entirely dependent on our ability to successfully complete clinical development of, obtain regulatory approval for, and, if approved, successfully commercialize Buntanetap in a timely manner. This may make an investment in our company riskier than similar companies that have multiple product candidates in active development and may be able to better sustain the delay or failure of a lead product candidate. We cannot commercialize Buntanetap in the United States without first obtaining regulatory approval from the FDA; similarly, we cannot commercialize Buntanetap outside of the United States without obtaining regulatory approval from comparable foreign regulatory authorities. Before obtaining regulatory approvals for the commercial sale of Buntanetap for a target indication, we must demonstrate with substantial evidence gathered in preclinical studies and clinical trials, generally including two adequate and well-controlled clinical trials, and, with respect to approval in the United States, to the satisfaction of the FDA, that Buntanetap is safe and effective for use for that target indication and that the manufacturing facilities, processes and controls are adequate. If the FDA is not satisfied with the quantity and nature of the data we collect, we may be forced to undertake additional preclinical studies or clinical trials to obtain regulatory approval, which will lead to delays in our clinical development plans and cause us to incur additional costs, both of which may have a material adverse effect on our business. Even if Buntanetap were to successfully obtain approval from the FDA and comparable foreign regulatory authorities, any approval might contain significant limitations related to use restrictions for specified age groups, warnings, precautions or contraindications, or may be subject to burdensome post-approval study or risk management requirements. If we are unable to obtain regulatory approval for Buntanetap in one or more jurisdictions, or any approval contains significant limitations, we may not be able to obtain sufficient funding or generate sufficient revenue to continue the development of any other product candidate that we may in-license, develop or acquire in the future. Furthermore, even if we obtain regulatory approval for Buntanetap, we will still need to develop a commercial organization, establish commercially viable pricing and obtain approval for adequate reimbursement from third-party and government payors. If we are unable to successfully commercialize Buntanetap, we may not be able to earn sufficient revenue to continue our business.

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

Business disruptions could harm our ability to complete or could materially delay our clinical trials, as well as cause disruptions to the FDA and other governmental authorities.

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

The only drugs approved by the FDA to treat AD and PD to date address the diseases’ symptoms. No new treatments have been approved for AD since 2003. From 2004 to 2023, phase 2 and 3 clinical trials for unique compounds with various mechanisms of action intended to combat AD had a development success rate of just 2%. AD drug candidates have the highest failure rate of nearly 100%, compared to 50% to 80% for all other drug candidates. As a result, the FDA has a limited set of products to rely on in evaluating Buntanetap. This could result in a longer than expected regulatory review process, increased expected development costs or the delay or prevention of commercialization of Buntanetap for the treatment of AD and PD. We cannot be sure that Buntanetap, or any other product candidate we develop, will ultimately prove to be safe and effective, scalable or profitable. Moreover, public perception of drug safety issues, including adoption of new therapeutics or novel approaches to treatment, may adversely influence the willingness of subjects to participate in clinical trials, or if approved, of physicians to prescribe novel treatments.

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

Potential patients for any planned clinical trials may not be adequately diagnosed or identified with the diseases which we are targeting, which could adversely impact the outcomes of our trials and could have safety concerns for the potential patients. Additionally, other pharmaceutical companies targeting these same diseases are recruiting clinical trial patients from these patient populations, which may make it more difficult to fully enroll our clinical trials. We may not be able to initiate or continue clinical trials if we are unable to locate a sufficient number of eligible patients to participate in the clinical trials required by the FDA or comparable foreign regulatory authorities. In addition, the process of finding and recruiting patients may prove costly. The timing of our clinical trials depends, in part, on the speed at which we can recruit patients to participate in our trials, as well as completion of required follow-up periods. If patients are unwilling or unable to participate in our trials for any reason, including the existence of concurrent clinical trials for similar target populations, the availability of approved or authorized therapies, or the fact that enrolling in our trials may prevent patients from taking a different product, or we otherwise have difficulty enrolling a sufficient number of patients, the timeline for recruiting patients, conducting trials and obtaining regulatory approval of our product candidates may be delayed. Our inability to enroll a specified number of patients for any of our future clinical trials would result in significant delays or may require us to abandon one or more clinical trials altogether.

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

Furthermore, our Phase 3 PD Study and Phase 2/3 AD Study each included interim analyses. Our Phase 3 PD Study incorporated an interim analysis at two months, the results of which were disclosed on March 31, 2023. Based on the results of the interim analysis, we proceeded with the Phase 3 PD Study as planned in accordance with the previously established protocol. We disclosed the results of the interim analysis for our Phase 2/3 AD Study on October 23, 2023, and as for the PD study based on the outcome of the interim analysis we proceeded with the study as planned. The Phase 2/3 AD study was completed on February 13, 2024. We plan to consult with the FDA following completion of the full analyses of the two studies, to obtain feedback on our planned AD and PD studies, including conducting disease-modifying studies and open label extensions. Accordingly, if the interim data upon which we have relied on is shown to be materially different from the final, complete study results, the basis upon which we set forth our development plans may be called into question and our ability to obtain approval for, and commercialize, Buntanetap may be harmed, which could harm our business, operating results, prospects or financial condition.

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

We expect to initially seek approval for Buntanetap for AD and PD in the U.S. The precise incidence and prevalence for the conditions we aim to address with Buntanetap or any future product candidates are unknown. Our projections of both the number of people who have these diseases, as well as the subset of people with these diseases who have the potential to benefit from treatment with our product candidates, are based on a number of internal and third-party estimates. These estimates have been derived from a variety of sources, including relevant scientific literature, patient foundations and market research, and may prove to be incorrect. Further, new trials may change the estimated incidence or prevalence of these indications. While we believe our assumptions and the data underlying our estimates are reasonable, we have not independently verified the accuracy of the third-party data on which we have based our assumptions and estimates, and these assumptions and estimates may not be correct and the conditions supporting our assumptions or estimates may change at any time, including as a result of factors outside our control, thereby reducing the predictive accuracy of these underlying factors. The total addressable market across all of the potential indications for Buntanetap and any future product candidates will ultimately depend upon, among other things, the diagnosis criteria included in the final label for each such product candidate which receives marketing approval for these indications, the availability of alternative treatments and the safety, convenience, cost and efficacy of such product candidates relative to such alternative treatments, acceptance by the medical community and patient access, drug pricing and reimbursement. The number of patients in the United States and other major markets and elsewhere may turn out to be lower than expected, patients may not be otherwise amenable to treatment with our product candidates or new patients may become increasingly difficult to identify or gain access to, all of which would adversely affect our business, financial condition and results of operations. Even if we obtain significant market share for any product candidate, if approved, if the potential target populations are small, we may never achieve profitability without obtaining marketing approval for additional indications.

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

If we obtain regulatory approval of product candidates and ultimately commercialize our products in foreign markets, we would be subject to additional risks and uncertainties, including:

●	different regulatory requirements for approval of drugs in foreign countries;
●	reduced protection for intellectual property rights;
●	the existence of additional third-party patent rights of potential relevance to our business;
●	unexpected changes in tariffs, trade barriers and regulatory requirements;
●	economic weakness, including inflation, or political instability in particular foreign economies and markets;
●	compliance with export control and import laws and regulations;
●	compliance with tax, employment, immigration and labor laws for employees living or traveling abroad;
●	foreign currency fluctuations, which could result in increased operating expenses and reduced revenue, and other obligations incident to doing business in another country;
●	foreign reimbursement, pricing and insurance regimes;
●	workforce uncertainty in countries where labor unrest is common;
●	differing regulatory requirements with respect to manufacturing of products;
●	production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad; and
●	business interruptions resulting from geopolitical actions, including war and terrorism, or natural disasters including earthquakes, typhoons, floods and fires.

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

We currently rely on third-party contract manufacturing organizations (“CMOs”), for the production of clinical supply of Buntanetap and intend to rely on CMOs for the production of commercial supply of Buntanetap, if approved. Our dependence on CMOs may impair the development and commercialization of the drug, which would adversely impact our business and financial position.

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

If our relationship with any CROs terminate, we may not be able to enter into arrangements with alternative CROs or do so on commercially reasonable terms. Switching or adding additional CROs involves substantial cost and requires management’s time and focus. In addition, there is a natural transition period when a new CRO commences work. As a result, delays occur, which can materially impact our ability to meet our desired clinical development timelines. Though we intend to carefully manage our relationships with our CROs, there can be no assurance that we will not encounter challenges or delays in the future or that these delays or challenges will not have an adverse impact on our business, financial condition and prospects. Additionally, working with collaborators presents risks, including but not limited to:

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

U.S. tax legislation enacted in 2017 has significantly changed the U.S. federal income taxation of U.S. corporations, including by reducing the U.S. corporate income tax rate, limiting interest deductions, and revising the rules governing NOLs. The legislation could be subject to potential amendments and technical corrections, as well as interpretations and implementing regulations by the U.S. Treasury and Internal Revenue Service, any of which could lessen or increase certain adverse impacts of the legislation. In addition, it is remains unclear how these U.S. federal income tax changes will affect state and local taxation, which often uses federal taxable income as a starting point for computing state and local tax liabilities.

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

Annovis has filed ten families of patent applications to prolong the patent life of Buntanetap. Unless these applications are approved by the U.S. and international patent offices, the patent life of using Buntanetap is limited. The first patent application family we filed, which would be expected to expire in 2031, covers the use of Buntanetap at much lower doses and expands its use to the treatment of AD, PD and other neurodegenerative disorders such as Huntington’s disease, prion diseases, amyotrophic lateral sclerosis, tauopathies and frontotemporal dementia, based on our preclinical research. In August 2019, the USPTO granted the first of our Annovis patents from this family covering PD and Lewy body diseases. Subsequently the USPTO also granted patents covering tau and tauopathies, chronic traumatic encephalopathy, prion diseases, amyotrophic lateral sclerosis, Alzheimer’s and Huntington’s disease. The second patent application family covers ANVS405’s use in acute brain and nerve trauma and would be expected to expire in 2036, before any patent term adjustments or extensions. In December 2020, the EPO approved the whole patent, and it has since been approved in number of other countries. However, the USPTO entered a species restriction as to the condition being treated and we are therefore currently pursuing claims directed to traumatic brain injury. We intend to file additional divisional applications when we have successfully reached a conclusion to the pending application, assuming we are not able to cover the remaining acute conditions (stroke, nerve injury and spinal cord injury) for which patent coverage is being sought in the pending application. The third patent application family relates to the use of the mechanism of action of Buntanetap and ANVS405 to prevent and treat neurodegenerative diseases and would be expected to expire in 2038, before any patent term adjustments or extensions. The first divisional of this application was approved in December 2022; it covers the prevention of neurodegenerative diseases. In May 2020, we filed a patent application family with the USPTO concerning a method of inhibiting, preventing, or treating neurological injuries due to viral, bacterial, fungal, protozoan, or parasitic infections in humans and in animals via administration of Buntanetap or related compounds which would be expected to expire in 2041, before any patent term adjustments or extensions; The fifth patent family application is directed to a method of maintaining heavy metal homeostasis avoiding the effect of toxic levels of a heavy metal in cells in a healthy human or restoring heavy metal homeostasis in a sick human patient. The USPTO granted the first patent in this family on March 7, 2023, which is expected to expire in 2039. The sixth patent application family relates to treating brain metastasis via administration of Buntanetap or related compounds. In September 2023, we filed a U.S. nonprovisional patent application directed to treatment of brain metastasis via administration of Buntanetap or related compounds with the USPTO, which, if allowed, would be expected to expire in 2043. The seventh patent application family relates to treatment of mental illness via administration of Buntanetap or related compounds. In January 2024, we filed an International (PCT) application and a U.S. nonprovisional patent application directed to treatment of mental illness via administration of Buntanetap or related compounds with the USPTO, which, if allowed, would be expected to expire in 2044. The eighth patent application family relates to treatment of neurodegenerative diseases via co-administration of Buntanetap or related compounds and an additional therapeutic agent. In January 2024, we filed a provisional U.S. patent application directed to treatment of neurodegenerative diseases via administration of this combination. The ninth patent application family relates to treatment of neurodegenerative diseases via co-administration of Buntanetap or related compounds and another therapeutic agent, which is different from the additional therapeutic agent in the seventh patent application family. In April 2023, we filed a provisional U.S. patent application directed to treatment of neurodegenerative diseases via administration of this combination. The tenth patent application family relates to the new Form B of Posiphen (ANVS402); it demonstrates that it can be used instead of Buntanetap, including in the foregoing uses of Buntanetap of the Company’s patent portfolio. Posiphen Form B may be the compound of choice in current uses of Buntanetap, because it may have advantageous properties such as better stability and higher purity. The Company has filed with the USPTO two patent applications as to Posiphen Form B. The Company expects to further file patent applications as to Posiphen Form B and uses thereof. As to this family of patent applications involving Posiphen Form B and uses thereof, patents would be expected to expire in 2044. It is possible that we will fail to identify further patentable aspects of our research and development output before it is too late to obtain patent protection. The patent applications that we own may fail to result in issued patents with claims that provide further coverage of Buntanetap or any other product candidate in the United States or in other foreign countries.

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

Even if patents do successfully issue and even if such patents further cover Buntanetap or any future product candidate, third parties may challenge their validity, enforceability, or scope, which may result in such patents being narrowed, invalidated, or held unenforceable. Our patent rights may be subject to such priority, validity, inventorship, scope and enforceability disputes. Legal proceedings relating to intellectual property claims, with or without merit, are unpredictable and generally expensive and time-consuming and likely to divert significant resources from our core business, including distracting our management and scientific personnel from their normal responsibilities and generally harm our business. Any successful opposition to these patents or any other patents owned by or licensed to us could deprive us of rights necessary for the successful commercialization of any product candidates that we may develop. If we encounter delays in regulatory approvals, the period during which we could market a product candidate under patent protection could be reduced.

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

We may not identify relevant third-party patents or may incorrectly interpret the relevance, scope, or expiration of a third-party patent, which might adversely affect our ability to develop, manufacture and market our product candidates.

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

However, current or former employees, consultants, contractors and advisers may unintentionally or willfully disclose our confidential information to competitors, and confidentiality agreements may not provide an adequate remedy in the event of unauthorized disclosure of confidential information. Furthermore, we cannot guarantee that we have entered into applicable agreements with each party that may have or have had access to any potential trade secrets or proprietary technology and processes. The need to share trade secrets and other confidential information increases the risk that such trade secrets become known by our competitors, are inadvertently incorporated into the technology of others, or are disclosed or used in violation of these agreements. Given that our proprietary position is based, in part, on our know-how and trade secrets, a competitor’s discovery of our trade secrets or other unauthorized use or disclosure would impair our competitive position and may have an adverse effect on our business and results of operations. Enforcing a claim that a third party obtained illegally and is using trade secrets or confidential know-how is expensive, time-consuming and unpredictable. The enforceability of confidentiality agreements may vary from jurisdiction to jurisdiction.

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

Disruption, failure or cybersecurity breaches affecting or targeting computers and infrastructure used by us or our business partners may adversely impact our business and operations.

We use computers and telecommunication systems to analyze and store financial and operating data and to communicate within our company, with outside business partners, and across international borders. These systems can be subject to technical system flaws; power loss; cyber attacks, including viruses, malware, phishing, ransomware, terrorism, and surveillance; unauthorized access; malicious software; intentional or inadvertent data privacy breaches by employees or others with authorized access; hacktivism; ransomware; physical or electronic break-ins; fires or natural disasters; supply chain attacks; and other cybersecurity issues. We have no assurance that our systems are appropriately redundant to withstand these events. Accordingly, such events could cause adverse effects and material disruptions to our operations or systems or those of our business partners; compromise the security, integrity, availability, and confidentiality of customer information, employee information, strategic projects, product formulas and other trade secrets, other business or personal sensitive data, including third party confidential information in our possession. Release of third party confidential information could materially harm our reputation, affect our relationships with such parties and expose us to liability. Although we have introduced many security measures, including firewalls and information technology security policies and training, these measures may not offer the appropriate level of security. A security breach or other compromise of our information security safeguards could expose our confidential information, including third party confidential information in our possession (such as customer information) to theft and misuse, which could in turn adversely affect our relationships with such third parties and have an adverse effect on our business, financial condition, results of operations and cash runway.

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

Risks Related to Our Common Stock

The market price of our common stock has been volatile and fluctuated substantially in the past and may continue to experience volatility and substantial fluctuations in the future, which could result in substantial losses for purchasers of our common stock.

The market price of our common stock is highly volatile. For example, from August 1, 2023 to March 28, 2024, the sale price of our common stock on the New York Stock Exchange ranged from as low as $5.42 to as high as $22.49 and daily trading volume ranged from 7,300 shares to 2,141,300 shares. The market price of our common stock may be subject to wide fluctuations in response to a variety of factors, including the following:

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

We have been subject to securities class action litigation in the past and could be subject to such litigation in the future.

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

Our directors, executive officers, and stockholders affiliated with our directors and executive officers own 25.6% of the current voting power of our outstanding common stock. Therefore, acting together, they have the ability to substantially influence all matters submitted to our board of directors or stockholders for approval. For example, these holders may be able to control the appointment of our management, elections and removal of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. The interests of these holders may not always coincide with our corporate interests or the interests of other stockholders, and they may act in a manner with which our stockholders may not agree or that may not be in the best interests of our other stockholders. This concentration of ownership may have the effect of delaying, deferring or preventing a change in control, impeding a merger, consolidation, takeover or other business combination involving us, or discouraging a potential acquiror from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would benefit other stockholders. So long as they continue to own a significant amount of our equity, these holders will be able to strongly influence or effectively control our decisions.

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

Because we do not anticipate paying any cash dividends on our common stock in the foreseeable future, capital appreciation, if any, will be the sole source of gain for our stockholders.

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

As a public company, and particularly after we no longer qualify as an emerging growth company, we will incur significant legal, accounting and other expenses. The Sarbanes-Oxley Act of 2002 (“SOX”), the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of the New York Stock Exchange, and other applicable securities rules and regulations impose various requirements on U.S. reporting public companies, including the establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations increase our legal and financial compliance costs and make some activities more time-consuming and costly. For example, these rules and regulations may make it more expensive for us to obtain director and officer liability insurance, which in turn could make it more difficult for us to attract and retain qualified senior management personnel or members for our board of directors. In addition, these rules and regulations are often subject to varying interpretations, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. Pursuant to Section 404 of SOX, we are required to furnish a report by our senior management on our internal control over financial reporting. While we remain an emerging growth company, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm.

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

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act (“JOBS Act”). For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including exemption from compliance with the auditor attestation requirements of Section 404, reduced disclosure obligations regarding executive compensation and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the closing of our initial public offering (“IPO”) on January 31, 2020, (b) in which we have total annual gross revenue of at least $1.235 billion or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock held by non-affiliates exceeds $700 million as of the end of our prior second fiscal quarter, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

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

Our bylaws provide that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware is the exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders with respect to our company and our directors. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that the stockholder believes is favorable for disputes with us or our directors, which may discourage meritorious claims from being asserted against us and our directors. Alternatively, if a court were to find this provision of our charter inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business, financial condition or results of operations. We adopted this provision because we believe it makes it less likely that we will be forced to incur the expense of defending duplicative actions in multiple forums and less likely that plaintiffs’ attorneys will be able to employ such litigation to coerce us into otherwise unjustified settlements, and we believe the risk of a court declining to enforce this provision is remote, as the General Assembly of Delaware has specifically amended the Delaware General Corporation Law to authorize the adoption of such provisions.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Risk Management and Strategy

The Company has adopted processes designed to identify, assess and manage material risks from cybersecurity threats, which are integrated into the Company’s overall risk management systems and processes. Those processes include response to and an assessment of internal and external threats to the security, confidentiality, integrity and availability of our data and information systems, along with other material risks to our operations. The Company references the National Institute of Standards and Technology Cybersecurity Framework to help identify, assess, and manage cybersecurity risks and has adopted and tested a formal cybersecurity incident response plan. As part of our risk management process, the Company engages a third-party provider to conduct periodic maturity assessments. The Company stores data in cloud environments, with security appropriate to the data involved and has adopted controls around, among other things, access and acceptable use, backup and recovery and vendor risk assessment.

Our cybersecurity program is managed by the Annovis Incident Management Committee (the “AIMC”). The AIMC serves as the core team responsible for managing the enterprise-wide cybersecurity policy, maintenance and compliance across all platforms. The AIMC is responsible for the detection and initial assessment of potential cybersecurity threats and incidents. The AIMC classifies detected cyber incidents to allow prioritization, response and escalation. Incidents are documented for internal reporting processes and regularly shared with senior management.

Our third-party IT service provider is a key part of our cybersecurity program. We partner with a cybersecurity company and leverage their technology and expertise to better protect the Company. From time to time, we engage this vendor to monitor our environment, which includes an outsourced security operations center. We may also from time to time engage partners for periodic penetration testing and vulnerability assessments. We intend to continue to work to formalize our cybersecurity program, including developing processes for third-party service provider cyber-risk oversight and management.

In the event of a potential cybersecurity incident, the AIMC will conduct an assessment to determine the nature and scope of the incident and manages the incident in accordance with our incident response plan until the incident is contained and resolved. The AIMC will document findings and make them available to the Disclosure Committee, which includes cross functional senior management representation from, legal, finance, investor relations and business segments. The Disclosure Committee, in conjunction with third-party experts, including outside legal counsel, is responsible for assessing the materiality of any cybersecurity incident and coordinating external communications and disclosures, including with the Securities and Exchange Commission.

As of December 31, 2023, we are not aware of any cybersecurity threats that have materially affected or are reasonably likely to materially affect the Company's business strategy, results of operations, or financial condition, although we may be materially affected in the future by such risks or future material incidents. See “Risk Factors—Risks Related to Our Business Operations—Disruption, failure or cyber security breaches affecting or targeting computers and infrastructure used by us or our business partners may adversely impact our business and operations” for additional information regarding cybersecurity risks.

Governance

Roles and Responsibilities

Cybersecurity is an important part of our risk management processes and an area of focus for the Annovis management and Board of Directors. We continue to invest in cybersecurity and enhance our internal controls and processes, which are designed to help protect our systems and the information they contain.

Our Board is actively involved in the assessment, oversight and management of the material risks that could affect the Company. The Board has delegated to the Audit Committee the responsibility to oversee the integrity of the Company’s information technology and cybersecurity risks and to assess the risks and incidents relating to cybersecurity threats. While our Board and Audit Committee oversee cybersecurity risk, management, through the AIMC, is responsible for the implementation and management of cybersecurity risk management systems and processes and for the communication of incidents to senior management and the Audit Committee.

The AIMC meets with the Audit Committee on a quarterly basis and meets with the BOD at least annually. Additionally, the Audit Committee regularly meets with members of the Company’s internal audit function to discuss risk management activities, compliance, best practices, and other related matters.

Item 2. Properties.

Our offices are in Malvern, Pennsylvania, where we have leased and have access to 1,500 square feet of office space pursuant to a short-term lease agreement. We believe that our facilities are adequate to meet our current needs.

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

Holders of Record

As of March 28, 2023, there were approximately 23 holders of record of shares of our common stock. This number does not reflect the beneficial holders of our common stock who hold shares in street name through brokerage accounts or other nominees.

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

Issuer Purchases of Equity Securities

None.

Recent Sales of Unregistered Securities

On November 27, 2023, the Company sold 207,660 shares of its common stock in a private placement to directors and officers at a price of $6.10 per share for aggregate proceeds of $1.27 million. The securities were sold pursuant to an exemption from registration under Section 4 (2) of the Securities Act of 1933, as amended.

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

In 2021, we completed two Phase 1/2 clinical studies: one in 14 early AD patients, and one in 54 early PD patients (together, the “AD/PD Trials”). In collaboration with the Alzheimer’s Disease Cooperative Study (“ADCS”), we also conducted a trial in 16 early AD patients (the “ADCS Trial”). All three clinical trials were double-blind, placebo-controlled studies. We designed the studies by applying our understanding of the underlying neurodegenerative disease states, and measured both target and pathway validation in the spinal fluid of patients to determine whether patients improved following treatment. In addition to meeting their primary endpoints of safety and tolerability and secondary endpoint of pharmacokinetics of Buntanetap, our AD/PD Trials met exploratory endpoints of measures of biomarkers and improvements in cognition in AD patients, and in function in PD patients. Following completion of the AD/PD Trials, we submitted our data to the U.S. Food and Drug Administration (“FDA”) and requested direction to further pursue the development of Buntanetap in early PD patients. With the FDA’s guidance, we initiated a Phase 3 study in early PD patients in August 2022 (our “Phase 3 PD Study”). We also submitted a proposed protocol for the treatment of moderate AD to the FDA, and after receiving permission to proceed, we initiated a Phase 2/3 study in mild to moderate AD patients in February 2023 (our “Phase 2/3 AD Study”). At the completion of the ADCS Trial, the data showed that Buntanetap is a translational inhibitor in humans just like in animals, and we further observed that there was statistical improvement in cognition in early AD patients, just like in the AD/PD Trials. Our Phase 3 PD Study and Phase 2/3 AD Study each have built in interim analyses, which were both promising.

Based on the results of the interim analysis, we proceeded with the Phase 3 PD and with the Phase 2/3 AD Study as planned in accordance with the previously established protocol. Both studies have been completed and presently we are organizing and cleaning the data, while we are still blinded to all data. We plan to consult with the FDA following completion of the full analyses of the two studies, to obtain feedback on our planned AD and PD studies, including conducting disease-modifying studies and open label extensions. By the end of 2026, our goal is to have conducted the required pivotal studies for Buntanetap to be able to file two new drug applications (“NDAs”) with the FDA.

We believe that we are the only company developing a drug for AD and PD that is designed to inhibit more than one neurotoxic protein and has a mechanism of action designed to restore nerve cell axonal and synaptic activity. By improving brain function, our goal is to treat memory loss and dementia associated with AD as well as body and brain function associated with PD. Based on pre-clinical and clinical data collected to date, we believe that Buntanetap has the potential to be the first drug to interfere with the underlying mechanism of neurodegeneration, potentially enabling Buntanetap to be the only drug to improve cognition in AD and motor function in PD. The industry has encountered challenges in specifically targeting one neurotoxic protein, be it APP, tau or αSYN, indicating that doing so does not change the course of neurodegeneration. Our goal is to develop a disease modifying drug (“DMD”) for patients with neurodegeneration by leveraging our clinical and pre-clinical data to inhibit the three most relevant neurotoxic proteins. Studies have found that AD and PD are the most common neurodegenerative diseases in the U.S., and accordingly these diseases present two unmet needs of the aging population and two potentially large U.S. markets if a DMD is developed and approved.

We have never been profitable and have incurred net losses since inception. Our accumulated deficit at December 31, 2023 was $110,259,087. We expect to incur losses for the foreseeable future, and we expect these losses to increase as we continue our development of, and seek regulatory approvals for, our product candidates. Because of the numerous risks and uncertainties associated with product development, we are unable to predict the timing or amount of increased expenses or when we will be able to achieve or maintain profitability, if at all.

Financial Operations Overview

The following discussion sets forth certain components of our statements of operations as well as factors that impact those items.

Research and Development Expenses

Our research and development (“R&D”) expenses consist of expenses incurred in development and clinical studies relating to our product candidates, including:

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

Our research and development expenses in 2023 were primarily related to our Phase 3 study in early PD patients and our Phase 2/3 study in AD patients. Our research and development expenses in 2022 were primarily related to our Phase 3 study in early PD patients. We expect that our research and development expenses in 2024 and for the next several years will continue to remain elevated as a result of costs associated with completing our Phase 3 trial for PD, our Phase 2/3 trial for AD and subsequent planned activities leading up to an NDA filing with the FDA. These expenditures are subject to numerous uncertainties regarding timing and cost to achieve completion. Completion of our clinical development and clinical trials may take several years or more and the length of time generally varies according to the type, complexity, novelty and intended use of our product candidates. The cost of clinical trials may vary significantly over the life of a project as a result of differences arising during clinical development.

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

General and Administrative Expenses

General and administrative (“G&A”) expenses consist primarily of salaries, benefits and other related costs, including stock-based compensation, for personnel serving in our executive, finance, accounting, and administrative functions. Our general and administrative expenses also include professional fees for legal services, including patent-related expenses, consulting, tax and accounting services, insurance, rent and general corporate expenses. We expect that our general and administrative expenses will increase with the continued development and potential commercialization of our product candidates. We expect that our general and administrative expenses in 2024 and for the next several years will be significantly higher than in 2023 as we increase our employee count.

Income Taxes

As of December 31, 2023, the Company had U.S. federal net operating loss (“NOL”) carryforwards of $38,085,386 which may be available to offset future income tax liabilities. Federal NOL carryforwards generated in 2017 and prior of $2,764,240 will expire beginning 2032. The remaining federal NOL carryforwards generated beginning in 2018, do not expire. NOL carryforwards generated beginning in 2018 are permitted to offset 80% of taxable income in future years. As of December 31, 2023, the Company also had U. S. state NOL carryforwards of $40,632,269 which may be available to offset future income tax liabilities and will expire beginning in 2028.

NOL and tax credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service (the “IRS”) and may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant shareholders over a three-year period in excess of 50% as defined under Sections 382 and 383 in the Internal Revenue Code. This could substantially limit the amount of tax attributes that can be utilized annually to offset future taxable income or tax liabilities. The amount of the annual limitation is determined based on our value immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years. We have not yet conducted a comprehensive study to assess whether a change of ownership as defined by Section 382 has occurred since our inception.

Results of Operations

Years ended December 31, 2023 and 2022

Operating expenses and other income were comprised of the following:

	Year Ended
	December 31,
	2023	2022

	(in thousands)
Operating expenses:
Research and development	$38,790.6	$16,515.5
General and administrative	$6,244.4	$8,995.7
Other income (expense):
Change in fair value of warrants	$(11,837.2)	$—
Interest income	$667.9	$182.7

Research and Development Expenses

Research and development expenses increased by $22,275.1 thousand for the year ended December 31, 2023 compared to the year ended December 31, 2022. The increase was primarily the result of an increase of $23,707.8 thousand in expenses related to our clinical trial and CMC costs, due to the fact that our primary CROs and other outsource partners were fully operational and conducting Phase 2 and Phase 3 studies for all of 2023. This increase is partially offset by a decrease of $1,160.9 thousand for R&D stock-based compensation expense, driven by lower fair values being amortized in 2023 as compared to 2022 as a result of lower stock price and a decrease of $452.2 thousand for lower employee cost allocations to R&D.

General and Administrative Expenses

General and administrative expenses decreased by $2,751.3 thousand for the year ended December 31, 2023, compared to the year ended December 31, 2022. The decrease was primarily the result of decreases of $3,363.3 thousand in stock-based compensation expense, driven by lower fair values being amortized in 2023 as compared to 2022 as a result of lower stock price, decreases of $237.9 thousand employee in related costs related to lower cash bonuses accrued in 2023, as well as a decrease in corporate insurance expense of $204.6 thousand given lower renewal premiums year over year. These decreases were partially offset by increases of $942.3 thousand for professional fees relating primarily to increased accounting, audit and legal costs incurred as a result of the material weakness identified in 2023 and associated remediation efforts.

Change in Fair Value of Warrants

Change in fair value of warrants decreased by $11,837.2 thousand for the year ended December 31, 2023 compared to the year ended December 31, 2022. This change was attributable to the loss on the change in fair value of our liability-classified Canaccord Warrants from the date of issuance in the fourth quarter of 2023 to December 31, 2023. The change in fair value was primarily driven by the change in our stock price during the fourth quarter of 2023.

Interest Income

Interest income increased $487.8 thousand for the year ended December 31, 2023 compared to the year ended December 31, 2022. The increase was primarily the result of higher interest rates compared to the prior year being earned on our cash and cash equivalents.

Liquidity and Capital Resources

Since our inception in 2008, we have devoted most of our cash resources to research and development and general and administrative activities. We have financed our operations primarily with the proceeds from the sale of common stock, convertible preferred stock and convertible promissory notes. To date, we have not generated any revenues from the sale of products, and we do not anticipate generating any revenues from the sales of products for the foreseeable future. We have incurred losses and generated negative cash flows from operations since inception. As of December 31, 2023, our principal source of liquidity was our cash and cash equivalents, which totaled $5,754.7 thousand.

Equity Financings

On March 31, 2023, the Company, entered into an ATM Equity Offering Sales Agreement SM (the “Sales Agreement”) with BofA Securities, Inc. (“BofA”) and ThinkEquity LLC (“ThinkEquity” and, together with BofA, the “Sales Agents”), as sales agents, pursuant to which the Company may offer and sell, from time to time through the Sales Agents, shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”), having an aggregate offering price of up to $50.0 million.

On April 4, 2023, the Company delivered written notice to BofA and ThinkEquity to terminate the Sales Agreement, effective April 9, 2023, pursuant to Section 9(a) of the Sales Agreement. The Company is not subject to any termination penalties related to the termination of the Sales Agreement.

Prior to termination of the Sales Agreement, the Company sold 704,000 shares of Common Stock pursuant to the Sales Agreement at a price of $10.88 per share, for gross proceeds of $7.60 million before commissions. As a result of the termination of the Sales Agreement, the Company will not offer or sell any additional shares of Common Stock under the Sales Agreement.

On April 7, 2023, the Company sold 84,453 shares of its common stock in a private placement to individual members of its Board of Directors and management at a price of $12.61 per share, for aggregate proceeds of $1.06 million.

On October 31, 2023, the Company, entered into an Underwriting Agreement (the “Underwriting Agreement”) with Canaccord Genuity LLC relating to the sale of 1,250,000 units consisting of (i) one share of its common stock and (ii) an accompanying warrant (the “Canaccord Warrants”; each warrant was to purchase one share of common stock). The public offering price was $6.00 per unit. Each common stock warrant sold with the shares of common stock represents the right to purchase one share of our common stock at an exercise price of $9.00 per share, and redeemable at the Company’s option, in whole or in part, at a redemption price equal to $0.001 per warrant upon 30 days’ prior written notice, at any time after (i) the Company’s public announcement of Positive Topline Data (as defined in the Warrant Agreement) from its Phase 3 pivotal study in patients with Parkinson’s Disease and (ii) the date on which (a) the closing price of the Company’s common stock on the principal exchange or trading facility on which it is then traded has equaled or exceeded $14.25 and (b) the average daily trading value (ADTV) of the Company’s common stock is equal to or exceeds $2.0 million for two consecutive Trading Days. The Canaccord Warrants are exercisable immediately and will expire on November 2, 2028, five years from the date of issuance. The net proceeds from the offering were approximately $6.83 million, after deducting underwriting discounts, commissions and offering expenses and excluding the exercise of any warrants.

On November 27, 2023, the Company sold 207,660 shares of its common stock in a private placement to individual members of its Board of Directors and management at a price of $6.10 per share, for aggregate proceeds of $1.27 million.

On December 28, 2023, the Company received exercise notices for 50,000 of its Canaccord Warrants at an exercise price of $9.00 per share. These exercises resulted in aggregate proceeds of $0.42 million, net of underwriter commissions.

Future Capital Requirements

We do not have sufficient capital on hand to fund our operations for the next 12 months and will need to raise additional capital to meet our obligations as they become due. We believe that our current cash and cash equivalents and funding from existing grants will be sufficient to fund our operating expenses and capital expenditure requirements until the second quarter of 2024, including our ongoing Phase 2/3 AD Trial and our ongoing Phase 3 PD Trial. We will need to raise substantial additional capital to complete the development and commercialization of our product candidates through public or private equity offerings, debt financings, collaboration and licensing arrangements or other financing alternatives. However, there can be no assurance that we will be successful in raising additional capital or that such capital, if available, will be on terms that are acceptable to us. We have no committed external sources of funds. If we are unable to raise sufficient additional capital or defer sufficient operating expenses, we may be compelled to reduce the scope of our operations. Accordingly, we have concluded that substantial doubt exists with respect to our ability to continue as a going concern within one year after the date that these financial statements are issued.

We expect to incur significant operating losses for the foreseeable future, and for these losses to further increase, as we ramp up our clinical development programs and begin activities for commercial launch readiness. We may also encounter unforeseen expenses, difficulties, complications, delays and other currently unknown factors that could adversely affect our business.

Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:

●	the initiation, progress, timing, costs and results of preclinical studies and clinical trials, including patient enrollment in such trials, for Buntanetap or any other future product candidates;
●	the clinical development plans we establish for Buntanetap and any other future product candidates, including any modifications to clinical development plans based on feedback that we may receive from regulatory authorities;
●	the number and characteristics of product candidates that we discover or in-license and develop;
●	the outcome, timing and cost of regulatory meetings and reviews by the FDA and comparable foreign regulatory authorities, including the potential for the FDA or comparable foreign regulatory authorities to require that we perform more studies than those that we currently expect;
●	the requirements of regulatory authorities in any additional jurisdictions in which we may seek approval for Buntanetap and any future product candidates and our anticipated timing for seeking approval in such jurisdictions;
●	the costs of filing, prosecuting, defending and enforcing any patent claims and maintaining and enforcing other intellectual property and proprietary rights;
●	the effects of competing technological and market developments;
●	the costs associated with hiring additional personnel and consultants as our business grows, including additional executive officers and clinical development, regulatory, CMC quality and commercial personnel;
●	the costs and timing of the implementation of commercial-scale manufacturing activities, if any product candidate is approved, including as a result of inflation, any supply chain issues or component shortages;
●	the costs and timing of establishing sales, marketing and distribution capabilities for any product candidates for which we may receive regulatory approval;
●	our ability to achieve sufficient market acceptance, coverage and adequate reimbursement from third-party payors and adequate market share and revenue for any approved products;
●	the terms and timing of establishing and maintaining collaborations, licenses and other similar arrangements; and

●	the costs associated with any products or technologies that we may in-license or acquire.

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

Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities.

	Year Ended
	December 31,
	2023	2022

	(in thousands)
Statement of Cash Flows Data:
Total net cash used in:
Operating activities	$(39,967.3)	$(17,312.9)
Financing activities	17,344.3	4.6
Net decrease in cash and cash equivalents	$(22,623.0)	$(17,308.3)

Operating Activities

For the year ended December 31, 2023, cash used in operations was $39,967.3 thousand compared to $17,312.9 thousand for the year ended December 31, 2022. The increase in cash used in operations was primarily the result of the costs associated with our AD/PD Trials and higher personnel expenses.

We expect cash used in operating activities to increase in 2024 as compared to 2023 due to an expected increase in our operating losses associated with continued development of our product candidates and planned increases in our personnel count.

Financing Activities

Cash provided by financing activities was $17,344.3 thousand during the year ended December 31, 2023, which was primarily attributable to proceeds from issuance of common stock and warrants for capital raises, as well as proceeds from exercises of our Canaccord Warrants.

Cash provided by financing activities was $4.6 thousand during the year ended December 31, 2022, attributable to attributable to proceeds from the exercise of stock options.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements during the periods presented, and we do not currently have any off-balance sheet arrangements as defined in the rules and regulations of the SEC.

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

Research and Development Expenses and Clinical Trial Accruals

As part of the process of preparing the consolidated financial statements included elsewhere in this Annual Report on Form 10-K, we are required to estimate and record expenses, for which a large portion are research and development expenses. Research and development expenses include, among other categories, development, clinical trials, patent costs, and regulatory compliance costs incurred with research organizations, contract manufacturers, and other third-party vendors. We rely on third-parties to conduct our clinical studies and to provide many of these services, including data management, statistical analysis and electronic compilation. At the end of each reporting period, the estimation process involves identifying services that have been performed on our behalf by third-parties, estimating and accruing expenses in our consolidated financial statements based on the evaluation of the progress to completion of specific tasks and the facts and circumstances known to us at the time of the estimate, and assessing the accuracy of these estimates going forward to determine if adjustments are required. We periodically collaborate with our third-party vendors to assist in determining our estimates. Payments for these activities performed by our third-party vendors are based on the terms of the individual arrangements with our third-party vendors, which may differ from the pattern of costs incurred, and are reflected in the consolidated financial statements as prepaid or accrued research and development expense, as applicable. We believe our estimates and assumptions are reasonable under the current conditions; however, actual results may differ from these estimates. Any changes to estimates will be recorded in the period in which a circumstance causing a change in estimate becomes known and the impact of any change in estimate could be material.

Stock-Based Compensation

We account for our stock-based compensation awards in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718, Compensation—Stock Compensation (“ASC 718”). We have issued stock-based compensation awards that are stock options, in accordance with ASC 718. ASC 718 requires all stock-based payments, including grants of stock options, to be recognized in the consolidated statements of operations based on their grant date fair values. We use the Black-Scholes option-pricing model to determine the fair value of options granted. We recognize forfeitures as they occur. Expense related to stock-based compensation awards are recorded to research and development expense or general and administrative expense based on the underlying function of the individual that was granted the stock-based compensation award. Estimating the fair value of stock options requires the input of subjective assumptions, including the expected term of the stock option, stock price volatility, the risk-free interest rate, and expected dividends. The assumptions used in our Black-Scholes option-pricing model represent our best estimates and involve a number of variables, uncertainties, assumptions, and the application of our judgment, as they are inherently subjective.

The assumptions used in our Black-Scholes option-pricing model for stock options are as follows:

Expected Term. As we do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term, the expected term of employee options is determined using the “simplified” method, as prescribed in SEC’s Staff Accounting Bulletin No. 107, whereby the expected term equals the arithmetic average of the vesting term and the original contractual term of the option.

Expected Volatility. The expected volatility is based on our historical volatilities and that of similar entities within our industry for periods commensurate with the assumed expected term.

Risk-Free Interest Rate. The risk-free interest rate is based on the interest rate payable on U.S. Treasury securities in effect at the time of grant for a period that is commensurate with the assumed expected term.

Expected Dividends. The expected dividend yield is 0% because we have not historically paid, and do not expect for the foreseeable future to pay, a dividend on our common stock.

Stock-based compensation expense was $4.6 million and $9.2 million for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023, we had $2.2 million of unrecognized stock-based compensation expense, which is expected to be recognized over a remaining weighted-average period of 0.92 years.

Valuation of Common Stock Warrant Liabilities

The fair value of Common Stock Warrant Liabilities is determined using a Monte Carlo valuation model. Determining the appropriate fair value model and calculating the fair value of Common Stock Warrants requires considerable judgment. Any change in the estimates used may cause the value to be higher or lower than that reported. The Common Stock Warrants are not traded in an active market and the fair value is determined using valuation techniques. The estimates may be significantly different from those recorded in the financial statements because of the use of judgment and the inherent uncertainty in estimating the fair value of these instruments that are not quoted in an active market. All changes in the fair value are recorded in the statement of operations each reporting period.

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments (ASC 326), which changes how entities account for credit losses on financial assets and other instruments that are not measured at fair value through net income, including available-for-sale debt securities. The Company implemented the guidance as of January 1, 2023 and there was not a material impact on its results of operations or financial position.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09), which improves income tax disclosures by requiring: (1) consistent categories and greater disaggregation of information in the rate reconciliation, and (2) income taxes paid disaggregated by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures. ASU 2023-09 is effective for annual periods beginning after December 15, 2024. Early adoption is permitted. The ASU indicates that all entities will apply the guidance prospectively with an option for retroactive application to each period presented in the financial statements. The Company has not determined the impact ASU 2023-09 may have on the Company’s financial statement disclosures.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15I and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as our principal financial and accounting officer, to allow timely decisions regarding required disclosures.

Remediation of Previously Identified Material Weakness

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

Due to the actions taken by the Company to enhance existing controls and procedures, management has concluded that this material weakness has been remediated as of December 31, 2023. The remediation steps to address the material weakness and to improve our internal control over financial reporting included:

●	Enhanced review procedures over significant contracts with contract manufacturing organizations and contract research organizations;
●	Augmented existing Finance staff and hired third party internal control specialists; and

●	Strengthened the review process through the implementation of internal controls to address the completeness and accuracy of research and development expenses.

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

Management utilized the criteria established in the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) to assess the effectiveness of our internal control over financial reporting as of December 31, 2023. Based on the assessment, management has concluded that, as of December 31, 2023, our internal control over financial reporting was effective.

As an emerging growth company, management’s assessment of internal control over financial reporting was not subject to attestation by our independent registered public accounting firm.

Changes in Internal Control Over Financial Reporting

In our Annual Report on Form 10-K for the period ended December 31, 2022, we disclosed a material weakness in the Company's operation of effective internal control over financial reporting related to material amounts inappropriately classified as research and development expense which should have been classified as prepaid assets and other assets. Immediately after identification of the material weakness, management undertook remediation action items as described above. We believe these and other enhancements have increased Management’s ability to operate effectively and improved our internal controls over financial reporting. Based on our assessment of these enhancements, management has concluded that the material weakness has been remediated as of the end of the period covered by this Annual Report on Form 10-K.

Item 9B. Other Information.

On March 15, 2024, Annovis Bio, Inc. (the “Company”) entered into a Securities Purchase Agreement (the “Purchase Agreement”) with an institutional investor (the “Buyer”). Pursuant to the terms of the Purchase Agreement, the Company has agreed to issue and sell to Investors an aggregate of 114,911 shares of Common Stock, 0.0001 par value per share (the “Common Shares”) at $8.92 per share for aggregate gross proceeds of $1,025,000.

On March 21, 2024, Annovis Bio, Inc. (the “Company”) entered into a Securities Purchase Agreement (the “Purchase Agreement”) with an institutional investor (the “Buyer”). Pursuant to the terms of the Purchase Agreement, the Company agreed to issue and sell to Investors an aggregate of 316,455 shares of Common Stock, 0.0001 par value per share (the “Common Shares”) at $9.48 per share for aggregate gross proceeds of $3,000,000.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not Applicable.

PART III

Item 10. Directors and Executive Officers and Corporate Governance.

We incorporate the information required by this Item 10 by reference to the definitive proxy statement for our 2024 annual meeting of shareholders, to be filed with the SEC.

The following is a list of our executive officers as of the date of this Annual Report.

Name	Position
Maria Maccecchini	President and Chief Executive Officer
Henry Hagopian	Chief Financial Officer

Item 11. Executive Compensation.

We incorporate the information required by this Item 11 by reference to the definitive proxy statement for our 2024 annual meeting of shareholders, to be filed with the SEC.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

We incorporate the information required by this Item 12 by reference to the definitive proxy statement for our 2024 annual meeting of shareholders, to be filed with the SEC.

Equity Compensation Plan Information

	Number of
	securities to be issued		Number of securities remaining
	upon exercise of	Weighted-average	available for future issuance under
	outstanding options,	exercise price of outstanding	equity compensation plans (excluding
Plan category	warrants and rights	options, warrants and rights	securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,954,774	$13.41	35,545
Equity compensation plans not approved by security holders	1,202,400	$9.00	—
Total	3,157,174	$11.73	35,545

Item 13. Certain Relationships and Related Transactions and Director Independence.

We incorporate the information required by this Item 13 by reference to the definitive proxy statement for our 2024 annual meeting of shareholders, to be filed with the SEC.

Item 14. Principal Accountants Fees and Services.

We incorporate the information required by this Item 14 by reference to the definitive proxy statement for our 2024 annual meeting of shareholders, to be filed with the SEC.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)	Documents filed as part of this report:
1.	Financial Statements. The financial statements as set forth under Item 8 of this Annual Report on Form 10-K are incorporated herein.
2.	Financial Statement Schedules. All financial statement schedules have been omitted because they are not applicable, not required, or the information is shown in the financial statements or related notes.
3.	Exhibits. See (b) below.
(b)	Exhibits

Exhibit Number	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation of the Registrant. (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed February 6, 2020.)

3.2	Amended and Restated Bylaws of the Registrant. (Incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed February 6, 2020.)

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant. (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed June 16, 2023.)

4.1

Specimen Certificate evidencing shares of the Registrant’s common stock. (Incorporated by reference to Exhibit 4.1 to Amendment No. 3 to the Registration Statement on Form S-1 filed September 20, 2019.)

4.2

Form of Warrant to purchase common stock issued to ThinkEquity, a division of Fordham Financial Management, Inc. in connection with the closing of the IPO. (Incorporated by reference to Exhibit 4.2 to the Annual Report on Form 10-K filed March 25, 2020.)

4.3	Form of Warrant Agreement (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on November 1, 2023.)

4.4	Description of Registrant’s Securities.

10.1+	Second Amended and Restated Employment Agreement dated as of March 24, 2020 between the Registrant and Maria Maccecchini. (Incorporated by reference to Exhibit 10.1 to Form 10-K filed March 25, 2020.)

10.2+	Annovis Bio, Inc. 2018 Equity Incentive Plan. (Incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-8 filed February 14, 2020.)

10.3	Annovis Bio, Inc. 2019 Equity Incentive Plan (Incorporated by reference to Exhibit 4.4 of the Registration Statement on Form S-8 filed February 14, 2020.)

10.4

Registration Rights Agreement dated as of December 19, 2014 among the Registrant and the signatories thereto. (Incorporated by reference to Exhibit 10.5 to Amendment No. 1 to Form S-1 filed August 8, 2019.)

10.5

Investigator-Initiated Clinical Trial Agreement dated June 27, 2016 between The Regents of the University of California and the Registrant. (Incorporated by reference to Exhibit 10.7 to Form S-1 filed July 3, 2019.)

Exhibit Number	Description of Exhibit

10.6+

Form of Non-Qualified Stock Option Award Agreement for the Annovis Bio, Inc. 2019 Equity Incentive Plan. (Incorporated by reference to Exhibit 10.6 to the Annual Report on Form 10-K filed on March 31, 2023).

10.7+	Offer Letter, dated August 29, 2022, by and between the Registrant and Henry Hagopian III. (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed August 29, 2022.)

23.1	Consent of WithumSmith+Brown, PC.

23.2	Consent of Ernst & Young LLP

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1	Clawback Policy

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File – the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
+	Indicates management contract or compensatory plan.
(c)	Financial Statement Schedules

None.

Item 16. Form 10-K Summary.

None.

ANNOVIS BIO, INC.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Annovis Bio, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Annovis Bio, Inc. (the Company) as of December 31, 2023, the related statements of operations, changes in stockholders’ (deficit) equity and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023, and the results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

The Company's Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has stated that substantial doubt exists about the Company’s ability to continue as a going concern. Management's evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2023.

Philadelphia, Pennsylvania

March 29, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Annovis Bio, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Annovis Bio, Inc. (the “Company”), as of December 31, 2022 and the related statements of operations, changes in stockholders’ equity and cash flows for the year ended December 31, 2022 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for the year ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt Regarding Going Concern

The accompanying financial statements have been prepared assuming that the entity will continue as a going concern. As discussed in Note 1 to the financial statements, the entity has a history of recurring losses and negative cash flows from operations that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to this matter.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company’s auditor from 2019 to 2023.

East Brunswick, New Jersey

March 31, 2023

PCAOB ID Number 100

ANNOVIS BIO, INC.

Balance Sheets

	As of December 31,
	2023	2022

Assets
Current assets:
Cash and cash equivalents	$5,754,720	$28,377,693
Prepaid expenses and other current assets	4,453,544	7,644,376
Total current assets	10,208,264	36,022,069
Total assets	$10,208,264	$36,022,069
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,292,837	$3,961,254
Accrued expenses	2,986,273	3,737,285
Total current liabilities	4,279,110	7,698,539
Warrant liability	13,680,000	—
Total liabilities	17,959,110	7,698,539
Commitments and contingencies (Note 6)
Stockholders’ (deficit) equity:
Preferred stock - $0.0001 par value, 2,000,000 shares authorized and 0 shares issued and outstanding	—	—
Common stock - $0.0001 par value, 70,000,000 shares authorized and 10,519,933 and 8,163,923 shares issued and outstanding at December 31, 2023 and December 31, 2022, respectively	1,052	816
Additional paid-in capital	102,507,189	82,377,488
Accumulated deficit	(110,259,087)	(54,054,774)
Total stockholders’ (deficit) equity	(7,750,846)	28,323,530
Total liabilities and stockholders’ (deficit) equity	$10,208,264	$36,022,069

See accompanying notes to financial statements.

ANNOVIS BIO, INC.

Statements of Operations

	Year Ended December 31,
	2023	2022
Operating expenses:
Research and development	$38,790,603	$16,515,543
General and administrative	6,244,408	8,995,736
Total operating expenses	45,035,011	25,511,279
Operating loss	(45,035,011)	(25,511,279)
Other income (expense):
Interest income	667,898	182,712
Change in fair value of warrants	(11,837,200)	—
Total other (expense) income	(11,169,302)	182,712
Net loss before income taxes	(56,204,313)	(25,328,567)
Income tax expense (benefit)	—	—
Net loss	$(56,204,313)	$(25,328,567)
Basic and diluted loss per common share	$(6.23)	$(3.1)
Weighted average number of common shares outstanding, basic and diluted	9,023,138	8,162,326

See accompanying notes to financial statements.

ANNOVIS BIO, INC.

Statements of Changes in Stockholders’ (Deficit) Equity

	Stockholders’ (Deficit) Equity
			Additional	Total	Total
	Common Stock		Paid-In	Accumulated	Stockholders’ (Deficit)
	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2021	8,100,570	810	73,220,361	(28,726,207)	44,494,964
Exercise of stock options	63,353	6	4,607	—	4,613
Stock-based compensation expense	—	—	9,152,520	—	9,152,520
Net loss	—	—	—	(25,328,567)	(25,328,567)
Balance, December 31, 2022	8,163,923	816	82,377,488	(54,054,774)	28,323,530
Exercise of stock options	59,897	6	8,379	—	8,385
Stock-based compensation expense	—	—	4,628,406	—	4,628,406
Exercise of common stock warrants	50,000	5	1,056,196	—	1,056,201
Issuance of common stock, net of issuance costs and warrant liability	2,246,113	225	14,436,720	—	14,436,945
Net loss	—	—	—	(56,204,313)	(56,204,313)
Balance, December 31, 2023	10,519,933	$1,052	$102,507,189	$(110,259,087)	$(7,750,846)

See accompanying notes to financial statements.

ANNOVIS BIO, INC.

Statements of Cash Flows

	Year Ended December 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(56,204,313)	$(25,328,567)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	4,628,406	9,152,520
Change in fair value of warrants	11,837,200	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	3,190,832	(7,328,912)
Accounts payable	(2,668,417)	3,273,180
Accrued expenses	(751,012)	2,918,845
Net cash used in operating activities	(39,967,304)	(17,312,934)
Cash flows from financing activities:
Proceeds from issuance of common stock and warrants, net	16,885,946	—
Proceeds from exercise of stock options	8,385	4,613
Proceeds from exercise of warrants	450,000	—
Net cash provided by financing activities	17,344,331	4,613
Net decrease in cash and cash equivalents	(22,622,973)	(17,308,321)
Cash and cash equivalents, beginning of year	28,377,693	45,686,014
Cash and cash equivalents, end of year	$5,754,720	$28,377,693

See accompanying notes to financial statements.

Annovis Bio, Inc.

Notes to Financial Statements

December 31, 2023 and 2022

(1) Nature of Business and Management’s Plans

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

Going Concern

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

The Company has a history of incurring net losses and anticipates incurring additional losses until such time, if ever, that it can generate significant revenue from its product candidates currently in development. The Company’s primary source of capital has been the issuance of common stock and warrants to purchase common stock.

Since the Company’s inception, the Company has incurred losses and negative cash flows from operations. At December 31, 2023, the Company had cash and cash equivalents of $5.8 million and an accumulated deficit of $110.3 million. The Company’s net loss was $56.2 million and $25.3 million for the years ended December 31, 2023 and 2022, respectively. The Company follows the provisions of Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 205-40, Presentation of Financial Statements-Going Concern, or ASC 205-40, which requires management to assess the Company’s ability to continue as a going concern for one year after the date the financial statements are issued. The Company expects that its existing balance of cash and cash equivalents as of December 31, 2023, combined with cash raised in connection with its March 2024 financings, is not sufficient to fund operations for the period through one year after the date of this filing and therefore management has concluded that substantial doubt exists about the Company’s ability to continue as a going concern. Management’s plans to mitigate this risk include raising additional capital through equity financings, debt or other potential alternatives. Management’s plans may also include the deferral of certain operating expenses unless and until additional capital is received. However, there can be no assurance that the Company will be successful in raising additional capital or that such capital, if available, will be on terms that are acceptable to the Company, or that the Company will be successful in deferring certain operating expenses. As such, management concluded that such plans do not alleviate the substantial doubt. If the Company is unable to raise sufficient additional capital or defer sufficient operating expenses, the Company may be compelled to reduce the scope of its operations.

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

(b) Use of Estimates

In preparing the consolidated financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of expenses during the reporting period. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may be affected by changes in these estimates. On an ongoing basis, the Company evaluates its estimates and assumptions. These estimates and assumptions include those used in the accounting for research and development contracts, including clinical trial accruals, common stock warrant liabilities, and the accounting and fair value measurement of equity instruments.

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

(d) Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Cash equivalents may include bank demand deposits and money market funds that invest primarily in certificates of deposit, commercial paper, and U.S. government agency securities and treasuries. The Company records interest income received on cash and cash equivalents to other income (expense), net in the consolidated statements of operations. The Company has significant cash balances at financial institutions which throughout the year regularly exceed the federally insured limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse effect on the Company’s financial condition, results of operations, and cash flow.

(e) Issuance Costs Associated with Equity Issuances

Issuance costs incurred in connection with the Company’s equity issuances, which primarily consisted of direct incremental legal, printing, listing and accounting fees, are offset against proceeds received in the issuances and charged to additional paid-in capital in the period the equity issuance is completed.

(f) Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC Topic 820, “Fair Value Measurements,” equals or approximates the carrying amounts represented in the consolidated balance sheets, primarily due to their short-term nature, except for the derivative warrant liabilities (see Note 3).

(g) Common Stock Warrants

On October 31, 2023, the Company completed a registered direct offering with a single institutional investor whereby the Company sold (i) 1,250,000 shares of common stock and (ii) warrants to purchase an aggregate of 1,250,000 shares of common stock at an exercise price of $9.00 per share (“Canaccord Warrants”). The warrants are liability classified as they contain certain cash settlement adjustment features that are outside of the Company’s control or not deemed to be indexed to the Company’s stock. The warrant liabilities are recorded at fair value regardless of the timing of the redemption feature or the redemption price or the likelihood of redemption. These warrants are subject to re-measurement at each balance sheet date and any change in fair value is recognized as a component of change in fair value of warrant liability in the statements of operations. The Company will continue to adjust the liability for changes in fair value until the earlier of the exercise or expiration of the warrants. The warrants are classified as Level 3 liabilities.

(h) Research and Development

Research and development costs are either expensed as incurred or recorded separately as a prepaid asset, and the expense recognized when the service is performed and are primarily comprised of personnel-related expenses and external research and development expenses incurred under arrangements with third parties, such as contract research organizations and consultants. At the end of each reporting period, the Company compares the payments made to each service provider to the estimated progress towards completion of the related project. Factors that the Company considers in preparing these estimates include the number of patients enrolled in studies, milestones achieved, and other criteria related to the efforts of its vendors. These estimates will be subject to change as additional information becomes available. Depending on the timing of payments to vendors and estimated services provided, the Company will record net prepaid or accrued expenses related to these costs. Prepaid clinical expenses represent valid future economic benefits based on our contracts with our vendors and are realized in the ordinary course of business.

(i) Stock-Based Compensation

The Company accounts for its stock-based compensation awards in accordance with FASB ASC Topic 718, Compensation—Stock Compensation (“ASC 718”). The Company has issued stock-based compensation awards including stock options. ASC 718 requires all stock-based payments, including grants of stock options, to be recognized in the financial statements based on their grant date fair values. The Company uses the Black-Scholes option-pricing model to determine the fair value of stock options granted. The Company recognizes forfeitures as they occur.

Expense related to stock-based compensation awards granted with service-based vesting conditions is recognized on a straight-line basis based on the grant date fair value over the associated service period of the award, which is generally the vesting term. Stock options have a contractual term of 10 years. Expense for stock-based compensation awards with performance-based vesting conditions is only recognized when the performance-based vesting condition is deemed probable to occur. Expense related to stock-based compensation awards are recorded to research and development expense or general and administrative expense based on the underlying function of the individual that was granted the stock-based compensation award.

Estimating the fair value of stock options requires the input of subjective assumptions, including the expected term of the stock option, stock price volatility, the risk-free interest rate, and expected dividends. The assumptions used in the Company’s Black-Scholes option-pricing model represent management’s best estimates and involve a number of variables, uncertainties, assumptions, and the application of management’s judgment, as they are inherently subjective. If any assumptions change, the Company’s stock-based compensation expense could be materially different in the future.

The assumptions used in the Company’s Black-Scholes option-pricing model for stock options are as follows:

Expected Term. As Annovis does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term, the expected term of employee stock options subject to service-based vesting conditions is determined using the “simplified” method, as prescribed in SEC’s Staff Accounting Bulletin No. 107, whereby the expected term equals the arithmetic average of the vesting term and the original contractual term of the stock option.

Expected Volatility. The expected volatility is based on historical volatilities of Annovis and similar entities within the Company’s industry for periods commensurate with the assumed expected term.

Risk-Free Interest Rate. The risk-free interest rate is based on the interest rate payable on U.S. Treasury securities in effect at the time of grant for a period that is commensurate with the assumed expected term.

Expected Dividends. The expected dividend yield is 0% because Annovis has not historically paid, and does not expect for the foreseeable future to pay, a dividend on its common stock.

(j) Income Taxes

The Company provides for income taxes using the asset and liability approach. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. As of December 31, 2023 and 2022, the Company had a full valuation allowance against its deferred tax assets.

The Company is subject to the provisions of ASC 740, Income Taxes, which prescribes a more likely-than-not threshold for the financial statement recognition of uncertain tax positions. ASC 740 clarifies the accounting for income taxes by prescribing a minimum recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. There are currently no open federal or state tax audits. The Company has not recorded any liability for uncertain tax positions at December 31, 2023 or 2022.

(k) Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments (ASC 326), which changes how entities account for credit losses on financial assets and other instruments that are not measured at fair value through net income, including available-for-sale debt securities. The Company implemented the guidance as of January 1, 2023 and there was not a material impact on its results of operations or financial position.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09), which improves income tax disclosures by requiring: (1) consistent categories and greater disaggregation of information in the rate reconciliation, and (2) income taxes paid disaggregated by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures. ASU 2023-09 is effective for annual periods beginning after December 15, 2024. Early adoption is permitted. The ASU indicates that all entities will apply the guidance prospectively with an option for retroactive application to each period presented in the financial statements. The Company has not determined the impact ASU 2023-09 may have on the Company’s financial statement disclosures.

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

The following tables provides the carrying value and fair value of certain financial assets and liabilities of the Company measured at fair value on a recurring basis as of December 31, 2023 and 2022:

		Fair Value Measurement at
		December 31, 2023
	Carrying Value	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$5,136,677	$5,136,677	$—	$—
Total assets measured and recorded at fair value	$5,136,677	$5,136,677	$—	$—
Liabilities:
Warrant Liability	$13,680,000	$—	$—	$13,680,000
Total liabilities measured and recorded at fair value	$13,680,000	$—	$—	$13,680,000

		Fair Value Measurement at
		December 31, 2022
	Carrying Value	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$26,001,934	$26,001,934	$—	$—
Total assets measured and recorded at fair value	$26,001,934	$26,001,934	$—	$—
Liabilities:
Warrant Liability	$—	$—	$—	$—
Total liabilities measured and recorded at fair value	$—	$—	$—	$—

The Company did not transfer any financial instruments into or out of Level 3 classification, during the year ended December 31, 2023 and 2022. There were no Level 3 financial instruments outstanding as of and for the year ended December 31, 2022.

The common stock warrants issued in connection with the Company’s equity raise in November 2023 (Canaccord Warrants) were classified as liabilities at the time of issuance due to certain cash settlement adjustment features that are outside of the Company’s control or not deemed to be indexed to the Company’s stock. The warrant liability is remeasured each reporting period with the change in fair value recorded to other income (expense) in the statement of operations until the warrants are exercised, expired, reclassified, or otherwise settled. The fair value of the warrant liability was estimated using a Monte Carlo simulation model.

The estimated fair value of the Canaccord Warrants is determined using Level 3 inputs. Inherent in a Monte Carlo simulation model with the volatility calculated by back solving in a Monte Carlo simulation are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and other inputs. The Company estimates the volatility of its warrants based on implied volatility from the Company’s traded warrants. The risk-free interest rate is based on the market yield of U.S. Treasuries over a tenor commensurate with the remaining term to expiration. Any changes in these assumptions can change the valuation significantly.

The following table provides quantitative information regarding Level 3 fair value measurements inputs as their measurement dates:

	December 31, 2023	November 2, 2023
Exercise Price	$9.00	$9.00
Closing Stock Price	$18.70	$6.16
Number of warrants	1,200,000	1,250,000
Phase III data probability of success	60%	60%
Volatility	55%	55%
Term (time to expiration in years)	4.84	5.00
Redemption Hurdle Price	14.25	$14.25
Risk-Free Rate	3.9%	4.7%

The Canaccord Warrants were exercisable immediately at an exercise price of $9.00 per unit, and redeemable at the Company’s option, in whole or in part, at a redemption price equal to $0.001 per Warrant upon 30 days’ prior written notice, at any time after:

●	the Company’s public announcement of Positive Topline Data (as defined in the Warrant Agreement) from its Phase 3 in patients with Parkinson’s Disease; and
●	the date on which (a) the closing price of the Company’s common stock on the principal exchange or trading facility on which it is then traded has equaled or exceeded $14.25 and (b) the average daily trading value (ADTV) of the Company’s common stock is equal to or exceeds $2,000,000, for two consecutive Trading Days.

The common stock warrants are exercisable immediately and will expire on November 2, 2028, five years from the date of issuance.

(4) Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	As of December 31,
	2023	2022
Prepaid expenses	$23,455	$67,532
Prepaid clinical expenses	4,391,219	7,528,250
Prepaid insurance	18,074	37,356
Security deposits	20,796	11,238
	$4,453,544	$7,644,376

(5) Accrued Expenses

Accrued expenses consisted of the following:

	As of December 31,
	2023	2022
Payroll and related benefits	$96,848	$556,827
Accrued professional and clinical fees	2,889,425	3,180,458
	$2,986,273	$3,737,285

(6) Commitments and Contingencies

(a) Research & Development

The Company has entered contracts with contract research organizations (CROs) and contract manufacturers (CMOs) related the Company’s clinical trials. The contracts require upfront payments, milestone payments, and pass through cost reimbursement, to be made. While the contracts are cancellable with (written) notice, the Company is obligated for payments for services rendered through the termination date of the project with the CRO/CMO.

(b) Leases

In November 2023, the Company entered into a short-term lease for office space, with an initial term of less than 12 months. Prior to entering into this lease, the Company was leasing its office facilities under a month-to-month short-term lease. Total rental expense, inclusive of both leases was $70,674 and $66,802 for the years ended December 31, 2023 and 2022, respectively.

(c) Employment Agreements

The Company has agreements with its executive officers that provide for severance payments to the employee upon termination of the agreement by the Company for any reason other than for cause, death or disability or by the employee for good reason. The maximum aggregate severance payments under the agreements were estimated to be $1,340,162 at December 31, 2023.

(d) Litigation

The Company is subject, from time to time, to claims by third parties under various legal disputes. The defense of such claims, or any adverse outcome relating to any such claims, could have a material adverse effect on the Company’s liquidity, financial condition and cash flows.

For both the years ended December 31, 2023 and December 31, 2022 the Company did not have any pending legal actions.

(7)  Stockholders’ (Deficit) Equity

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

(c) IPO Warrants

In conjunction with the Company’s Initial Public Offering (“IPO”), the Company granted the underwriters 100,000 warrants to purchase shares of Company common stock (“IPO Warrants”) at an exercise price of $7.50 per share, which is 125% of the initial public offering price. The warrants have a five-year term and were exercisable as of January 29, 2021. Warrants outstanding as of December 31, 2023 and 2022, were 2,400 and 2,400, respectively. The Company accounts for the warrants as a component of stockholders’ equity.

(d) March 2023 ATM

On March 31, 2023, the Company, entered into an At the Market (“ATM”) Equity Offering Sales Agreement SM (the “Sales Agreement” or “March 2023 ATM”) with BofA Securities, Inc. (“BofA”) and ThinkEquity LLC (“ThinkEquity” and, together with BofA, the “Sales Agents”), as sales agents, pursuant to which the Company may offer and sell, from time to time through the Sales Agents, shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”), having an aggregate offering price of up to $50.0 million.

On April 4, 2023, the Company delivered written notice to BofA and ThinkEquity to terminate the Sales Agreement, effective April 9, 2023, pursuant to Section 9(a) of the Sales Agreement. The Company is not subject to any termination penalties related to the termination of the Sales Agreement.

Prior to termination of the Sales Agreement, the Company sold 704,000 shares of Common Stock pursuant to the Sales Agreement at a price of $10.88 per share, for gross proceeds of $7.60 million before commissions. As a result of the termination of the Sales Agreement, the Company will not offer or sell any additional shares of Common Stock under the Sales Agreement.

(e) April 2023 Private Placement

On April 7, 2023, the Company sold 84,453 shares of its common stock in a private placement to individual members of its Board of Directors and management at a price of $12.61 per share, for aggregate proceeds of $1.06 million.

(f) November 2023 Equity Offering and Warrant Issuance

On October 31, 2023, the Company completed an underwritten offering with a Canaccord Genuity LLC whereby the Company sold (i) 1,250,000 shares of common stock and (ii) warrants (“Canaccord Warrants”) to purchase an aggregate of 1,250,000 shares of common stock at an exercise price of $9.00 per share. The warrants are exercisable immediately on the date of issuance and will expire five years after the date of issuance. The Company received $6.83 million in net cash proceeds after deducting underwriter discount and fees, as well as other third-party costs. The warrants are liability classified as they contain certain cash settlement adjustment features that are outside of the Company’s control or not deemed to be indexed to the Company’s stock, respectively.

The following is a roll forward of the Common Stock Warrant Liability from the date of issuance to December 31, 2023:

Issuance of Canaccord Warrants	2,449,001
Exercise of 50,000 warrants – December 28, 2023	(606,201)
Change in fair value of warrant liabilities	11,837,200
Warrant liability at December 31, 2023	13,680,000

(g) Warrant Summary

As of December 31, 2023, the Company had the following common stock warrants outstanding:

		Outstanding			Outstanding	Exercise
		December 31,		Exercised or	December 31,	price per	Expiration
	Classification	2022	Granted	Expired	2023	share	date
IPO Warrants	Equity	2,400	—	—	2,400	$7.50	January 29, 2026
Canaccord Warrants	Liability	—	1,250,000	(50,000)	1,200,000	$9.00	October 31, 2028

(h) November 2023 Private Placement

On November 27, 2023, the Company sold 207,660 shares of its common stock in a private placement to individual members of its Board of Directors and management at a price of $6.10 per share, for aggregate proceeds of $1.27 million.

(8) Stock-Based Compensation

Effective upon the closing of the Company’s IPO on January 31, 2020, the Company’s 2019 Equity Incentive Plan (the “2019 Plan”) became effective, succeeding the Company’s previous equity incentive plan. No new options may be issued under the previous plan, although shares subject to grants which are cancelled or forfeited will again be available under the 2019 Plan. Effective June 1, 2021, the 2019 Plan was amended to increase the number of shares authorized to be issued from 1,000,000 to 2,000,000. As of December 31, 2023, 35,545 shares were available for future grants.

The 2019 Plan provides for grants to employees, members of the Board, consultants and advisors to the Company, in the form of stock options, stock awards and other equity-based awards. The amount and terms of grants are determined by the Board, except when they are below previously approved thresholds allowing the Company’s CEO to grant awards on a discretionary basis. Stock options generally have a maximum term of 10 years after date of grant and are exercisable in cash or as otherwise determined by the Board.

Stock-based compensation expense in the statements of operations, including the fair value of stock awards to consultants and advisors for services rendered, for the years ended December 31, 2023 and 2022 was as follows:

	Year Ended
	December 31,
	2023	2022
General and administrative	$2,414,867	$5,778,117
Research and development	2,213,539	3,374,403
	$4,628,406	$9,152,520

Stock option activity for the years ended December 31, 2023, and 2022, was as follows:

			Weighted
			Average
			Remaining
		Weighted	Contractual	Aggregate
	Number of	Average	Term	Intrinsic
	Shares	Exercise Price	(Years)	Value
Outstanding at December 31, 2021	1,489,748	$13.82
Granted	348,294	$15.90
Exercised	(70,101)	$1.97
Forfeited	(110,599)	$25.93
Outstanding at December 31, 2022	1,657,342	$13.95
Granted	367,329	$8.57
Exercised	(59,897)	$0.14
Forfeited	(10,000)	$4.39
Outstanding at December 31, 2023	1,954,774	$13.41	6.10	$17,862,936
Exercisable at December 31, 2023	1,600,577	$14.30	5.39	$14,532,422

The aggregate intrinsic value of options exercised during the years ended December 31, 2023 and 2022 was $1,111,688 and $803,357, respectively. As of December 31, 2023, there was $2,177,110 unrecognized compensation expense related to unvested options. That cost is expected to be recognized over a weighted-average period of 0.92 years.

During the years ended December 31, 2023 and 2022, the Company issued 367,329 and 348,294 options, respectively. Under the grant agreements for the 2023 stock option grants, 94,624 of the options vested immediately and 272,705 of the options vest in substantially equal quarterly installments over two years from the date of grant. Under the grant agreements for the 2022 stock option grants, 10,000 of the options vested immediately, 9,947 of the options vested on March 29, 2022, 9,947 of the options vest on March 31, 2023, 43,333 of the options vest on August 29, 2023, and 255,067 of the options vest in substantially equal quarterly installments over two years from the date of grant. 20,000 of the options have performance-based vesting conditions. As of December 31, 2022, it was not considered probable that the performance conditions would be achieved, and no compensation expense was recognized during the period related to these options. All of the options have a 10-year term prior to expiration.

The weighted average grant date fair value of options issued during the years ended December 31, 2023 and 2022 was $7.39 per share and $13.24 per share, respectively. The fair value was estimated using the Black Sholes option pricing model. The expected life of options was estimated using the simplified method, as the Company has limited historical information to develop reasonable expectations about future exercise patterns and post-vesting employment. The risk-free rate was based on the interest rate payable on U.S. Treasury securities at the time of grant for a period that is commensurate with the expected term of the option. Given the lack of a public market for the Company’s common stock prior to the IPO, the expected stock price volatility was based on a weighted approach that incorporates the historic daily volatility of the Company’s common stock since the IPO and the historic daily volatility of similar companies that have been publicly traded for a period commensurate with the expected term of the option. The expected dividend yield is 0% because the Company has not historically paid and does not expect for the foreseeable future to pay a dividend on its common stock. The weighted average assumptions used in the valuation of options granted were as follows:

	Year Ended	Year Ended
	December 31, 2023	December 31, 2022
Risk-free interest rate	4.17%	2.24%
Expected life	5.5	5.9
Expected volatility	120%	112%
Expected dividend yield	—	—

Related Party Transaction

During the year ended December 31, 2023, the Company issued 4,068 non-qualified stock options to a member of its Board of Directors in consideration for the member’s agreement to serve as a consultant of the Company. The options were issued in two separate tranches, at grant prices of $9.56 per share and $7.39 per share, respectively.

(9) Net Loss Per Share

The Company has reported a net loss for the years ended December 31, 2023 and 2022, and the basic and diluted net loss per share attributable to common stockholders are the same for both years because all warrants and stock options have been excluded from the computation of diluted weighted-average shares outstanding because such securities would have an antidilutive impact.

The following table sets forth the computation of basic and diluted net loss per share:

	Year Ended
	December 31,
	2023	2022
Numerator
Net loss	$(56,204,313)	$(25,328,567)
Denominator
Weighted-average common shares outstanding, basic and diluted	9,023,138	8,162,326
Net loss per share, basic and diluted	$(6.23)	$(3.10)

Potential common shares that are excluded from the computation of diluted weighted-average shares outstanding are as follows:

	December 31,
	2023	2022
Stock options	1,954,774	1,657,342
Canaccord Warrants	1,200,000	—
IPO Warrants	2,400	2,400

(10) Income Taxes

The federal and state provision (benefit) for income taxes was $0 for the years ended December 31, 2023 and 2022.

A reconciliation of income tax provision (benefit) computed at the statutory federal income tax rate to income taxes as reflected in the financial statements for the years ended December 31, 2023 and 2022 is as follows:

	Year Ended
	December 31,
	2023	2022
Federal income tax benefit at statutory rate	21.0%	21.0%
State and local tax, net of federal benefit	3.1%	5.7%
State and local tax, change in rates	(3.5)%	0.0%
Permanent differences	(0.4)%	(1.5)%
Research and development credit	4.5%	3.8%
Stock-based compensation	0.4%	0.8%
Change in fair value of warrants	(4.4)%	0.0%
Change in valuation allowance	(20.7)%	(29.8)%
Effective income tax rate	0.0%	0.0%

Deferred taxes are recognized for temporary differences between the basis of assets and liabilities for financial statement and income tax purposes. The significant components of the Company’s deferred tax assets are comprised of the following:

	As of December 31,
	2023	2022
Net operating loss carryforwards	$9,607,158	$7,919,085
Stock compensation	4,245,472	3,767,330
Capitalized R&D	1,334,494	1,725,622
Section 174	10,793,442	3,445,935
R&D credit carryforwards	4,132,475	1,618,295
Other	14,553	—
Total deferred tax assets	30,127,594	18,476,267
Less valuation allowance	(30,127,594)	(18,476,267)
Net deferred taxes	$—	$—

As of December 31, 2023, the Company had U.S. federal net operating loss (“NOL”) carryforwards of $38,085,386 which may be available to offset future income tax liabilities. Federal NOL carryforwards generated in 2017 and prior of $2,764,240 will expire beginning in 2032. The remaining federal NOL carryforwards generated in 2018 and later do not expire. As of December 31, 2023, the Company also had U.S. state NOL carryforwards of $40,632,269 which may be available to offset future income tax liabilities and will expire beginning in 2028.

The Company has recorded a full valuation allowance against its net deferred tax assets as of December 31, 2023 and 2022 because the Company has determined that is it more likely than not that these assets will not be fully realized due to historic net operating losses incurred. The Company recorded a net change in valuation allowance of $11,651,327 and $7,554,381 in the years ended December 31, 2023 and 2022, respectively.

As of December 31, 2023, the Company had federal research and development tax credit carryforwards of $4,132,475 available to reduce future tax liabilities, which expire beginning in 2028.

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

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal and state jurisdictions, where applicable. The Company’s tax years from 2020 to the present remain open for review. All open years may be examined to the extent that tax credits or NOL carryforwards are used in future periods. To the extent the Company utilizes any tax attributes from a tax period that may otherwise be closed due to statute expiration, the tax authorities may adjust the tax attributes upon their examination of the future period in which the attribute was utilized. The Company will recognize interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2023, the Company had no accrued interest or penalties related to uncertain tax positions and no amounts have been recognized in the Company’s statements of operations.

Effective for tax years beginning after December 31, 2021, taxpayers are required to capitalize any expenses incurred that are considered incidental to research and experimentation (R&E) activities under IRC Section 174. While taxpayers historically had the option of deducting these expenses under IRC Section 174, the December 2017 Tax Cuts and Jobs Act mandates capitalization and amortization of R&E expenses for tax years beginning after December 31, 2021. Expenses incurred in connection with R&E activities in the US must be amortized over a 5-year period if incurred, and R&E expenses incurred outside the US must be amortized over a 15-year period. R&E activities are broader in scope than qualified research activities considered under IRC Section 41 (relating to the research tax credit). For the year ended December 31, 2023, the Company performed an analysis based on available guidance and determined that it will continue to be in a loss position even after the required capitalization and amortization of its R&E expenses. The Company will continue to monitor this issue for future developments, but it does not expect R&E capitalization and amortization to require it to pay cash taxes now or in the near future.

(11) Subsequent Events

On March 15, 2024, Annovis Bio, Inc. (the “Company”) entered into a Securities Purchase Agreement (the “Purchase Agreement”) with an institutional investor (the “Buyer”). Pursuant to the terms of the Purchase Agreement, the Company agreed to issue and sell to Investors an aggregate of 114,911 shares of Common Stock, 0.0001 par value per share (the “Common Shares”) at $8.92 per share for aggregate gross proceeds of $1,025,000.

On March 21, 2024, Annovis Bio, Inc. (the “Company”) entered into a Securities Purchase Agreement (the “Purchase Agreement”) with an institutional investor (the “Buyer”). Pursuant to the terms of the Purchase Agreement, the Company agreed to issue and sell to Investors an aggregate of 316,455 shares of Common Stock, 0.0001 par value per share (the “Common Shares”) at $9.48 per share for aggregate gross proceeds of $3,000,000.

SIGNATURES

In accordance with the requirements Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANNOVIS BIO, INC.

By:	/s/ MARIA MACCECCHINI
	Name:	Maria Maccecchini
	Title:	President and Chief Executive Officer
	Date:	March 29, 2024

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MARIA MACCECCHINI	President and Chief Executive Officer	March 29, 2024
Maria Maccecchini	(principal executive officer)

/s/ HENRY HAGOPIAN	Chief Financial Officer (principal	March 29, 2024
Henry Hagopian	financial and accounting officer)

/s/ MICHAEL HOFFMAN	Chairman of the Board and Director	March 29, 2024
Michael Hoffman

/s/ CLAUDINE BRUCK	Director	March 29, 2024
Claudine Bruck

/s/ REID MCCARTHY	Director	March 29, 2024
Reid McCarthy

/s/ MARK WHITE	Director	March 29, 2024
Mark White