Form 10-Q
period 2024-03-31
Annovis Bio, Inc.
filed 2024-05-10
CIK 1477845

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER 001-39202

Annovis Bio, Inc.

(Exact name of registrant as specified in its charter)

Delaware	26-2540421
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

101 Lindenwood Drive, Suite 225

Malvern, PA 19355

(Address of registrant’s principal executive offices)

(484) 875-3192

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

The number of outstanding shares of the registrant’s common stock as of May 9, 2024 was: 11,171,480

ANNOVIS BIO, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2024

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

Annovis Bio, Inc.

Balance Sheets

(Unaudited)

	March 31,	December 31,
	2024	2023

Assets
Current assets:
Cash and cash equivalents	$3,136,968	$5,754,720
Prepaid expenses and other current assets	4,676,327	4,453,544
Total current assets	7,813,295	10,208,264
Total assets	$7,813,295	$10,208,264
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$4,106,832	$1,292,837
Accrued expenses	763,183	2,986,273
Total current liabilities	4,870,015	4,279,110
Warrant liability	6,297,308	13,680,000
Total liabilities	11,167,323	17,959,110
Commitments and contingencies (Note 6)
Stockholders’ (deficit):
Preferred stock - $0.0001 par value, 2,000,000 shares authorized and 0 shares issued and outstanding	—	—
Common stock - $0.0001 par value, 70,000,000 and 70,000,000 shares authorized and 11,011,299 and 10,519,933 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	1,101	1,052
Additional paid-in capital	107,970,905	102,507,189
Accumulated deficit	(111,326,034)	(110,259,087)
Total stockholders’ (deficit)	(3,354,028)	(7,750,846)
Total liabilities and stockholders’ deficit	$7,813,295	$10,208,264

See accompanying notes to financial statements.

Annovis Bio, Inc.

Statements of Operations

(Unaudited)

	Three Months Ended
	March 31,
	2024	2023
Operating expenses:
Research and development	$6,514,920	$7,786,056
General and administrative	1,294,887	2,183,660
Total operating expenses	7,809,807	9,969,716
Operating loss	(7,809,807)	(9,969,716)
Other income:
Interest income	44,168	232,535
Change in fair value of warrants	6,698,692	—
Total other income	6,742,860	232,535
Net loss before income taxes	(1,066,947)	(9,737,181)
Income tax expense (benefit)	—	—
Net loss	$(1,066,947)	$(9,737,181)
Net loss per share (Note 9)
Basic	$(0.10)	$(1.19)
Diluted	$(0.72)	$(1.19)
Weighted-average number of common shares used in computing net loss per share
Basic	10,625,065	8,194,990
Diluted	10,824,771	8,194,990

See accompanying notes to financial statements.

Annovis Bio, Inc.

Statements of Changes in Stockholders’ (Deficit) Equity

(Unaudited)

	Stockholders' (Deficit) Equity
			Additional	Total	Total
	Common Stock		Paid-In	Accumulated	Stockholders' (Deficit)
	Shares	Amount	Capital	Deficit	Equity
Three Months Ended March 31, 2024
Balance, December 31, 2023	10,519,933	$1,052	$102,507,189	$(110,259,087)	$(7,750,846)
Exercise of common stock warrants	60,000	6	1,223,994	—	1,224,000
Issuance of common stock, net of issuance costs	431,366	43	3,874,957	—	3,875,000
Stock-based compensation expense	—	—	364,765	—	364,765
Net loss	—	—	—	(1,066,947)	(1,066,947)
Balance, March 31, 2024	11,011,299	1,101	107,970,905	(111,326,034)	(3,354,028)

Three Months Ended March 31, 2023
Balance, December 31, 2022	8,163,923	$816	$82,377,488	$(54,054,774)	$28,323,530
Exercise of stock options	52,755	6	7,380	—	7,386
Stock-based compensation expense	—	—	1,542,338	—	1,542,338
Net loss	—	—	—	(9,737,181)	(9,737,181)
Balance, March 31, 2023	8,216,678	$822	$83,927,206	$(63,791,955)	$20,136,073

See accompanying notes to financial statements.

Annovis Bio, Inc.

Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(1,066,947)	$(9,737,181)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	364,765	1,542,338
Change in fair value of warrants	(6,698,692)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(222,783)	(1,144,221)
Accounts payable	2,813,995	191,686
Accrued expenses	(2,223,090)	(2,478,935)
Net cash used in operating activities	(7,032,752)	(11,626,313)
Cash flows from financing activities:
Proceeds from issuance of common stock, net	3,875,000	—
Proceeds from exercise of warrants	540,000	—
Proceeds from exercise of stock options	—	7,386
Net cash provided by financing activities	4,415,000	7,386
Net decrease in cash and cash equivalents	(2,617,752)	(11,618,927)
Cash and cash equivalents, beginning of period	5,754,720	28,377,693
Cash and cash equivalents, end of period	$3,136,968	$16,758,766

See accompanying notes to financial statements.

Annovis Bio, Inc.

Notes to Financial Statements

(Unaudited)

(1) Nature of Business, Going Concern and Management’s Plan

Annovis Bio, Inc. (the “Company” or “Annovis”) was incorporated on April 29, 2008, under the laws of the State of Delaware. Annovis is a clinical-stage drug platform company addressing neurodegeneration, such as Alzheimer’s disease (“AD”) and Parkinson’s disease (“PD”). The toxic cascade in neurodegeneration begins with high levels of neurotoxic proteins, which lead to impaired axonal transport, inflammation, death of nerve cells and loss of cognition and motor function. The Company’s lead product candidate, Buntanetap, is a small molecule administered orally that is designed to attack neurodegeneration by entering the brain and inhibiting the translation of multiple neurotoxic proteins, thereby impeding the toxic cascade.  High levels of neurotoxic proteins lead to impaired axonal transport, which is responsible for the communication between and within nerve cells. When that communication is impaired, the immune system is activated and attacks the nerve cells, eventually killing them. The Company has shown in its clinical and pre-clinical studies that Buntanetap lowered neurotoxic protein levels, leading to improved axonal transport, reduced inflammation, lower nerve cell death and improved function.

Going Concern

Since its founding, the Company has been engaged in organizational activities, including raising capital, as well as research and development activities. The Company has not generated substantial revenues and has not yet achieved profitable operations, nor has it ever generated positive cash flows from operations. There is no assurance that profitable operations, if achieved, could be sustained on a continuing basis. The Company is subject to those risks associated with any clinical stage pharmaceutical company that has substantial expenditures for research and development. There can be no assurance that the Company’s research and development projects will be successful, that products developed will obtain necessary regulatory approval, or that any approved product will be commercially viable. In addition, the Company operates in an environment of rapid technological change and is largely dependent on the services of its employees and consultants. Further, the Company’s future operations are dependent on the success of the Company’s efforts to raise additional capital.

The Company has a history of incurring net losses and anticipates incurring additional losses until such time, if ever, that it can generate significant revenue from its product candidates currently in development. The Company’s primary source of capital has been the issuance of common stock and warrants to purchase common stock.

Since the Company’s inception, the Company has incurred losses and negative cash flows from operations. At March 31, 2024, the Company had cash and cash equivalents of $3.1 million and an accumulated deficit of $111.3 million. The Company’s net loss was $1.1 million and $9.7 million for the three months ended March 31, 2024 and 2023, respectively. The Company follows the provisions of Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 205-40, Presentation of Financial Statements-Going Concern, or ASC 205-40, which requires Management to assess the Company’s ability to continue as a going concern for one year after the date its financial statements are issued. The Company expects that its existing balance of cash and cash equivalents as of March 31, 2024, combined with cash raised in connection with its ELOC financings, is not sufficient to fund operations for the period through one year after the date of this filing and therefore Management has concluded that substantial doubt exists about the Company’s ability to continue as a going concern. Management’s plans to mitigate this risk include raising additional capital through equity financings, debt or other potential alternatives. Management’s plans may also include the deferral of certain operating expenses unless and until additional capital is received. However, there can be no assurance that the Company will be successful in raising additional capital or that such capital, if available, will be on terms that are acceptable to the Company, or that the Company will be successful in deferring certain operating expenses. As such, Management concluded that such plans do not alleviate the aforementioned substantial doubt. If the Company is unable to raise sufficient additional capital or defer sufficient operating expenses, the Company may be compelled to reduce the scope of its operations.

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

(2) Summary of Significant Accounting Policies

(a) Basis of Presentation of Interim Unaudited Financial Statements

The accompanying interim financial statements of Annovis Bio, Inc. should be read in conjunction with the audited financial statements and notes thereto included in the Company’s 2023 Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 29, 2024. The interim financial statements included herein are unaudited. In the opinion of Management, these statements include all adjustments, consisting of normal, recurring adjustments, necessary for a fair presentation of the financial position of Annovis at March 31, 2024, its results of operations for the three months ended March 31, 2024 and 2023 and its cash flows for the three month periods ended March 31, 2024 and 2023. The interim results of operations are not necessarily indicative of the results to be expected for a full year or any future period. The accompanying financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) and the rules and regulations of the SEC. Any reference in these notes to applicable guidance is meant to refer to U.S. GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”). Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to such rules and regulations relating to interim financial statements.

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

Significant items subject to such estimates and assumptions include the accounting and fair value of equity instruments, common stock warrant liabilities, as well as accounting for research and development contracts, including clinical trial accruals. Future events and their effects cannot be predicted with certainty; accordingly, accounting estimates require the exercise of judgment. Accounting estimates used in the preparation of these financial statements change as new events occur, as more experience is acquired, as additional information is obtained and as the operating environment changes.

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

(d) Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company has cash balances at financial institutions which throughout the year regularly exceed the federally insured limit of $250,000. Any loss incurred or a lack of access to such funds, could have a significant adverse effect on the Company’s financial condition, results of operations and cash flows.

(e)  Issuance Costs Associated with Equity Issuances

Issuance costs incurred in connection with the Company’s equity issuances, which primarily consist of direct incremental legal, printing, listing and accounting fees, are offset against proceeds received in the issuances and charged to additional paid-in capital in the period the equity issuance is completed.

(f) Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC Topic 820, “Fair Value Measurements,” equals or approximates the carrying amounts represented in the balance sheets, primarily due to their short-term nature, except for the derivative warrant liabilities (see Note 3).

(g) Common Stock Warrants

On October 31, 2023, the Company completed an underwritten offering whereby the Company sold (i) 1,250,000 shares of common stock and (ii) warrants to purchase an aggregate of 1,250,000 shares of common stock at an exercise price of $9.00 per share (“Canaccord Warrants”). The warrants are liability classified as they contain certain cash settlement adjustment features that are outside of the Company’s control or not deemed to be indexed to the Company’s stock. The warrant liabilities are recorded at fair value regardless of the timing of the redemption feature, the redemption price, or the likelihood of redemption. These warrants are subject to re-measurement at each balance sheet date and any change in fair value is recognized as a component of change in fair value of warrant liability in the statements of operations. The Company will continue to adjust the liability for changes in fair value until the earlier of the exercise, expiration, or other settlement of the warrants. The warrants are classified as Level 3 liabilities.

(h) Research and Development

Research and development costs are either expensed as incurred or recorded separately as a prepaid asset, and the expense recognized when the service is performed and are primarily comprised of personnel-related expenses and external research and development expenses incurred under arrangements with third parties, such as contract research organizations and consultants. At the end of each reporting period, the Company compares the payments made to each service provider to the estimated progress towards completion of the related project. Factors that the Company considers in preparing these estimates include the number of patients enrolled in studies, milestones achieved, and other criteria related to the efforts of its vendors. These estimates will be subject to change as additional information becomes available. Depending on the timing of payments to vendors and estimated services provided, the Company will record net prepaid or accrued expenses related to these costs. Prepaid clinical expenses represent valid future economic benefits based on the Company’s contracts with its vendors and are realized in the ordinary course of business.

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

(j) Income Taxes

The Company provides for income taxes using the asset and liability approach. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. As of March 31, 2024 and December 31, 2023, the Company had a full valuation allowance against its deferred tax assets.

The Company is subject to the provisions of ASC 740, Income Taxes, which prescribes a more likely-than-not threshold for the financial statement recognition of uncertain tax positions. ASC 740 clarifies the accounting for income taxes by prescribing a minimum recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. There are currently no open federal or state tax audits. The Company has not recorded any liability for uncertain tax positions at March 31, 2024 or December 31, 2023.

(k) Recent Accounting Pronouncements

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09), which improves income tax disclosures by requiring: (1) consistent categories and greater disaggregation of information in the rate reconciliation, and (2) income taxes paid disaggregated by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures. ASU 2023-09 is effective for annual periods beginning after December 15, 2024. Early adoption is permitted. The ASU indicates that all entities will apply the guidance prospectively with an option for retroactive application to each period presented in the financial statements. The Company has not yet determined the impact ASU 2023-09 may have on the Company’s financial statement disclosures.

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

The following table provides the carrying value and fair value of certain financial assets and liabilities of the Company measured at fair value on a recurring basis as of March 31, 2024 and December 31, 2023:

		Fair Value Measurement at
		March 31, 2024
	Carrying Value	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$472,898	$472,898	$—	$—
Total assets measured and recorded at fair value	$472,898	$472,898	$—	$—
Liabilities:
Warrant liability	$6,297,308	$—	$—	$6,297,308
Total liabilities measured and recorded at fair value	$6,297,308	$—	$—	$6,297,308

		Fair Value Measurement at
		December 31, 2023
	Carrying Value	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$5,136,677	$5,136,677	$—	$—
Total assets measured and recorded at fair value	$5,136,677	$5,136,677	$—	$—
Liabilities:
Warrant liability	$13,680,000	$—	$—	$13,680,000
Total liabilities measured and recorded at fair value	$13,680,000	$—	$—	$13,680,000

The Company did not transfer any financial instruments into or out of Level 3 classification, during the three months ended March 31, 2024 and 2023.

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

The following table provides quantitative information regarding Level 3 fair value measurements inputs as of their measurement dates:

	March 31, 2024	December 31, 2023
Exercise price	$9.00	$9.00
Closing stock price	$11.90	$18.70
Number of warrants	1,140,000	1,200,000
Phase 3 data probability of success	60%	60%
Volatility	60%	55%
Term (time to expiration in years)	4.59	4.84
Redemption hurdle price	$14.25	$14.25
Risk-free rate	4.2%	3.9%

The Canaccord Warrants were exercisable immediately at an exercise price of $9.00 per unit, and redeemable at the Company’s option, in whole or in part, at a redemption price equal to $0.001 per Warrant upon 30 days’ prior written notice, at any time after:

●	the Company’s public announcement of Positive Topline Data (as defined in the Warrant Agreement) from its Phase 3 in patients with Parkinson’s Disease; and
●	the date on which (a) the closing price of the Company’s common stock on the principal exchange or trading facility on which it is then traded has equaled or exceeded $14.25 and (b) the average daily trading value (ADTV) of the Company’s common stock is equal to or exceeds $2,000,000, for two consecutive Trading Days.

The common stock warrants are exercisable immediately and will expire on November 2, 2028, five years from the date of issuance.

(4) Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	March 31,	December 31,
	2024	2023
Prepaid expenses	$188,490	$23,455
Prepaid clinical expenses	4,355,425	4,391,219
Prepaid insurance	126,616	18,074
Security deposits	5,796	20,796
	$4,676,327	$4,453,544

(5) Accrued Expenses

Accrued expenses consisted of the following:

	March 31,	December 31,
	2024	2023
Payroll and related benefits	$264,113	$96,848
Accrued professional and clinical fees	499,070	2,889,425
	$763,183	$2,986,273

(6) Commitments and Contingencies

(a) Research & Development

The Company has entered into contracts with contract research organizations (“CROs”) and contract manufacturers (“CMOs”) related to the Company’s clinical trials. The contracts generally require upfront payments, milestone payments, and pass through cost reimbursement, to be made. While the contracts are cancellable with (written) notice, the Company is obligated for payments for services rendered through the termination date of the project with any applicable CRO/CMO.

(b) Leases

In November 2023, the Company entered into a short-term lease for office space, with an initial term of less than 12 months. Prior to entering into this lease, the Company was leasing its office facilities under a month-to-month short-term lease. Total rental expense, inclusive of both leases was $33,875 and $17,571 for the three months ended March 31, 2024 and 2023, respectively.

(c) Employment Agreements

The Company has agreements with its executive officers that provide for severance payments to the employee upon termination of the agreement by the Company for any reason other than for cause, death, or disability or by the employee for good reason. The maximum aggregate severance payments under the agreements were estimated to be $1,340,162 at March 31, 2024.

Effective as of the close of business on April 30, 2024, Henry Hagopian no longer served as the Chief Financial Officer and principal financial officer of the Company. In connection with Mr. Hagopian’s departure, the terms of his employment agreement were modified by a separation and general release agreement. Pursuant to this agreement, the maximum aggregate severance payment payable to Mr. Hagopian is $65,500.

(d) Litigation

The Company is subject, from time to time, to claims by third parties under various legal disputes. The defense of such claims, or any adverse outcome relating to any such claims, could have a material adverse effect on the Company’s liquidity, financial condition and cash flows.

At March 31, 2024, the Company did not have any pending legal actions.

(7) Stockholders’ (Deficit) Equity

(a) Overview

The Company’s Amended and Restated Certificate of Incorporation was adopted on January 31, 2020, in conjunction with the closing of the Company’s initial public offering (the “IPO”) and amended on June 15, 2023 to increase the authorized number of shares. Currently, there are two classes of stock authorized which are designated, respectively, common stock and preferred stock. The total number of shares which the Company is authorized to issue is 72,000,000, each with a par value of $0.0001 per share. Of these shares, 70,000,000 shall be common stock and 2,000,000 shall be preferred stock.

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

(c) Preferred Stock

Preferred stock may be issued from time to time by the Board in one or more series. There was no preferred stock issued or outstanding as of March 31, 2024 or December 31, 2023.

(d) IPO Warrants

In conjunction with the closing of the Company’s Initial Public Offering (“IPO”), the Company granted the underwriters 100,000 warrants to purchase shares of Company common stock (“IPO Warrants”) at an exercise price of $7.50 per share, which was 125% of the initial public offering price. The IPO Warrants have a five-year term and were exercisable as of January 29, 2021 and have been classified by the Company as a component of stockholders’ equity. As of March 31, 2024 and December 31, 2023, 2,400 of the IPO Warrants were outstanding. No IPO Warrants were exercised during the three months ended March 31, 2024 or 2023.

(e) November 2023 Equity Offering and Warrant Issuance

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

The following is a roll forward of the Common Stock Warrant Liability from December 31, 2023 to March 31, 2024:

Warrant liability at December 31, 2023	13,680,000
Exercise of 60,000 warrants – January 2, 2024	(684,000)
Change in fair value of warrant liabilities	(6,698,692)
Warrant liability at March 31, 2024	6,297,308

(f) Warrant Summary

As of March 31, 2024, the Company had the following common stock warrants outstanding:

		Outstanding			Outstanding	Exercise
		December 31,		Exercised or	March 31,	price per	Expiration
	Classification	2023	Granted	Expired	2024	share	date
IPO Warrants	Equity	2,400	—	—	2,400	$7.50	January 29, 2026
Canaccord Warrants	Liability	1,200,000	—	(60,000)	1,140,000	$9.00	October 31, 2028

(g) March 15th Registered Direct Offering (“March RDO Round 1”)

On March 15, 2024, the Company entered into a Securities Purchase Agreement with an institutional investor. Pursuant to the terms of the purchase agreement, the Company agreed to issue and sell an aggregate of 114,911 shares of Common Stock at $8.92 per share for aggregate gross proceeds of $1,025,000. Net of offering costs, proceeds from this offering were $925,000.

(h) March 21st Registered Direct Offering (“March RDO Round 2”)

On March 21, 2024, Annovis Bio, Inc. the Company entered into a Securities Purchase Agreement with an institutional investor. Pursuant to the terms of the purchase agreement, the Company agreed to issue and sell an aggregate of 316,455 shares of Common Stock at $9.48 per share for aggregate gross proceeds of $3,000,000. Net of offering costs, proceeds from this offering were $2,950,000.

(8) Stock-Based Compensation

The Company’s 2019 Equity Incentive Plan (the “2019 Plan”) became effective on January 31, 2020, succeeding the Company’s previous equity incentive plan. No new options may be issued under the previous plan, although shares subject to grants which are cancelled or forfeited will again be available under the 2019 Plan. Effective June 1, 2021, the 2019 Plan was amended to increase the number of shares authorized to be issued from 1,000,000 to 2,000,000. As of March 31, 2024, 35,545 shares were available for future grants.

Stock-based compensation expense was as follows:

	Three Months Ended
	March 31,
	2024	2023
General and administrative	$235,740	$769,102
Research and development	129,025	773,236
	$364,765	$1,542,338

During the three months ended March 31, 2024, the Company did not grant any options to purchase shares of common stock to its executives, its employees, or its Board of Directors.

Stock options exercised during the three months ended March 31, 2024 and 2023 were zero and 52,755, respectively. As of March 31, 2024, there were 1,954,774 options outstanding, of which 1,663,045 were vested and exercisable. As of December 31, 2023, there were 1,954,774 options outstanding, of which 1,600,577 were vested and exercisable.

(9) Net Loss Per Share

The Company analyzes the potential dilutive effect of stock options and warrants under the treasury stock method (as applicable), during periods of income, or during periods in which income is recognized related to changes in fair value of its liability-classified securities.

The following table sets forth the computation of basic and diluted net loss per common share:

	Three Months Ended
	March 31,
	2024	2023
Net loss per share – Basic:
Numerator
Net loss	$(1,066,947)	$(9,737,181)
Denominator
Weighted-average common shares outstanding, basic	10,625,065	8,194,990
Basic net loss per common share	$(0.10)	$(1.19)

Net loss per share – Diluted:
Numerator
Net loss	$(1,066,947)	$(9,737,181)
Less: gain from change in fair value applicable to dilutive liability-classified warrants	(6,698,692)	—
Numerator for diluted net loss per share	$(7,765,639)	$(9,737,181)
Denominator
Denominator for basic net loss per share	10,625,065	8,194,990
Plus: Incremental shares underlying “in the money” liability-classified warrants outstanding	199,706	—
Denominator for diluted net loss per share	10,824,771	8,194,990
Diluted net loss per common share	$(0.72)	$(1.19)

Potentially dilutive securities, whose effect would have been antidilutive, were excluded from the computation of diluted earnings per share for each of the three months ended March 31, 2024 and 2023. Total antidilutive securities that were excluded from the computation of diluted weighted-average shares outstanding were as follows:

	March 31,
	2024	2023
Stock options	1,954,774	1,686,292
Warrants	2,400	2,400

(10) Income Taxes

The Company’s income tax benefit (expense) was $0 for the three months ended March 31, 2024 and 2023. The Company has recorded a valuation allowance to reduce its net deferred tax asset to an amount that is more likely than not to be realized in future years. Accordingly, the benefit of the net operating loss (“NOL”) that would have been recognized in the three months ended March 31, 2024 and 2023 was offset by changes in the valuation allowance.

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

As of March 31, 2024, and December 31, 2023, the Company had not recorded any liability for uncertain tax positions, accrued interest or penalties thereon, and no amounts have been recognized in the Company’s statements of operations.

(11) Subsequent Events

On April 25, 2024, the Company entered into a Common Stock Purchase Agreement (the “ELOC Purchase Agreement”) with an Equity Line investor (the “ELOC Purchaser”), whereby the Company may offer and sell, from time to time at its sole discretion, and whereby the ELOC Purchaser has committed to purchase, up to 2,051,428 shares of shares of the Company’s common stock, $0.0001 par value per share (the “Common Stock”), subject to certain limitations. Under the Purchase Agreement, the Company has agreed to issue to the ELOC Purchaser shares of Common Stock with a total value of $375,000 as commitment shares, with 10,181 shares being delivered on the date of the Purchase Agreement and the remaining shares to be delivered on the 90th and 180th day thereafter. Concurrently with entering into the Purchase Agreement, the Company also entered into a registration rights agreement with the ELOC Purchaser, pursuant to which it agreed to provide the ELOC Purchaser with certain registration rights related to the shares issued under the Purchase Agreement. In May 2024, we have issued approximately 150,000 common shares pursuant to the ELOC Purchase Agreement, resulting in net proceeds of $0.8 million.

Additionally, effective as of the close of business on April 30, 2024, our chief financial officer resigned as principal financial officer of the “Company. In connection with his departure from the Company, the Company entered into a Separation Agreement and General Release with the former CFO (the “Separation Agreement”), dated as of April 30, 2024 (the “Separation Date”), pursuant to which the parties have agreed upon the terms of his separation from the Company. Pursuant to the Separation Agreement, the former CFO has agreed to comply with certain confidentiality and cooperation provisions. The Separation Agreement also provides for a customary general release of claims and certain severance benefits, as previously outlined in a Form 8-K dated May 1, 2024.

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

You should refer to Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2023 for a discussion of important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. Those factors are updated, as applicable, in “Factors that May Affect Future Results” below. As a result of the risks, uncertainties and assumptions described above and elsewhere, we cannot assure you that the forward-looking statements in this Quarterly Report on Form 10-Q will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame or at all.

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

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with: (i) the interim financial statements and related notes thereto which are included in this Quarterly Report on Form 10-Q; and (ii) our annual financial statements for the year ended December 31, 2023 which are included in our Annual Report on Form 10-K for the year ended December 31, 2023.

Company Overview

We are a clinical stage, drug platform company addressing neurodegeneration, such as Alzheimer’s disease (“AD”) and Parkinson’s disease (“PD”). We are developing our lead product candidate, Buntanetap, which is designed to address AD, PD, and potentially other chronic neurodegenerative diseases. Buntanetap is a synthetically produced small molecule, orally administered, brain penetrant compound. In several studies, Buntanetap was observed to inhibit the synthesis of neurotoxic proteins - APP/Aβ (“APP”), tau/phospho-tau (“tau”) and α-Synuclein (“αSYN”) - that are one of the main causes of neurodegeneration. High levels of neurotoxic proteins lead to impaired axonal transport, which is responsible for the communication between and within nerve cells. When that communication is impaired, the immune system is activated and attacks the nerve cells, eventually killing them. We have observed in our clinical studies in early AD and early PD patients and pre-clinical studies in mice and rats that Buntanetap lowered neurotoxic protein levels leading to improved axonal transport, reduced inflammation, lower nerve cell death and improved affected function.

In 2021, we completed two Phase 1/2 clinical studies: one in 14 early AD patients, and one in 54 early PD patients (together, the “AD/PD Trials”). In the AD/PD Trials, early AD patients were defined as those with a Mini Mental State Examination (“MMSE”) score between 19 and 28 and early PD patients as those patients at Hoehn & Yahr stages 1, 2 or 3. MMSE is a brief screening instrument used to assess cognitive function, with total scores ranging from 0 to 30 and a lower score indicating greater disease severity, while the Hoehn & Yahr scale is a medical assessment used to measure staging of the functional disability associated with PD, where a higher stage indicates greater disease severity. In collaboration with the Alzheimer’s Disease Cooperative Study (“ADCS”), we also conducted a trial in 16 early AD patients (the “ADCS Trial”). In the ADCS Trial, early AD patients were defined as those patients with a MMSE score between 19 and 28. All three clinical trials were double-blind, placebo-controlled studies. We designed the studies by applying our understanding of the underlying neurodegenerative disease states, and measured both target and pathway validation in the spinal fluid of patients to determine whether patients improved following treatment. In addition to meeting their primary endpoints of safety and tolerability and secondary endpoint of pharmacokinetics of Buntanetap, our AD/PD Trials met exploratory endpoints of measures of biomarkers and improvements in cognition in AD patients, and in function in PD patients. We believe that the AD/PD Trials represent the first double-blind placebo-controlled studies that showed improvements in AD patients, as measured by ADAS-Cog, and in PD patients, as measured by UPDRS. Following completion of the AD/PD Trials, we submitted our data to the U.S. Food and Drug Administration (“FDA”) and requested direction to further pursue the development of Buntanetap in early PD patients. With the FDA’s guidance, we initiated a Phase 3 study in early PD patients in August 2022 (our “Phase 3 PD Study”). In the Phase 3 PD Study, early PD patients were defined as those at Hoehn & Yahr stages 1, 2 or 3 and OFF times of less than two hours per day. OFF time refers to when PD motor and/or non-motor symptoms occur between medication doses. We also submitted a proposed protocol for the treatment of moderate AD to the FDA, and after receiving permission to proceed, we initiated a Phase 2/3 study in mild to moderate AD patients in February 2023 (our “Phase 2/3 AD Study”). In the Phase 2/3 AD Study, mild to moderate AD patients were defined as those with a MMSE score between 14 and 24. At the completion of the ADCS Trial, the data showed that Buntanetap is a translational inhibitor in humans just like in animals, and we further observed that there was statistical improvement in cognition in early AD patients, just like in the AD/PD Trials.

Our Phase 3 PD Study and Phase 2/3 AD Study each had built in interim analyses. Our Phase 3 PD Study incorporated an interim analysis at two months, the results of which were disclosed on March 31, 2023. The pre-planned interim analysis was conducted by our data analytics provider based on 132 patients from all cohorts collectively for which baseline and two-month data was available. As the interim analysis was conducted at two months of the six-month endpoint and only on 132 patients, it may not be indicative of the results at six months for the full patient population. Based on the results of the interim analysis, we proceeded with the Phase 3 PD Study as planned in accordance with the previously established protocol. The study was completed on December 4, 2023, and we have been organizing and cleaning data since that date. On May 9, 2024, we announced unblinding of the Phase 3 PD data. We expect to release topline PD Study efficacy data in June 2024.

We disclosed the results of the interim analysis for our Phase 2/3 AD Study on October 23, 2023, and similar to our PD study, based on the outcome of the interim analysis we proceeded with the study as planned. The Phase 2/3 AD study was completed on February 13, 2024. On April 29, 2024, we announced data from the AD study. We will report the data to the FDA and ask for an end-of-Phase 2 meeting for AD. We expect to discuss the AD data with the FDA in the two to three months following the release and then move on to the next Phase 3 study to confirm and expand these findings in an 18-month disease-modifying trial, focusing on biomarker-positive early AD patients. We further plan to present the data at AAIC 2024 and to publish it in a peer-reviewed journal.

By the end of 2026, our goal is to have conducted the required pivotal studies for Buntanetap to be able to file two new drug applications (“NDAs”) with the FDA.

We believe that we are the only company developing a drug for AD and PD that is designed to inhibit more than one neurotoxic protein and has a mechanism of action designed to restore nerve cell axonal and synaptic activity. By improving brain function, our goal is to treat memory loss and dementia associated with AD, as well as body and brain function associated with PD. Based on pre-clinical and clinical data collected to date, we believe that Buntanetap has the potential to be the first drug to interfere with the underlying mechanism of neurodegeneration, potentially enabling Buntanetap to be the only drug to improve cognition in AD and motor function in PD. The industry has encountered challenges in specifically targeting one neurotoxic protein, be it APP, tau or αSYN, indicating that doing so does not change the course of neurodegeneration. Our goal is to develop a disease modifying drug (“DMD”) for patients with neurodegeneration by leveraging our clinical and pre-clinical data to inhibit the three most relevant neurotoxic proteins. Studies have found that AD and PD are the most common neurodegenerative diseases in the U.S. and accordingly, these diseases present two unmet needs of the aging population and two potentially large U.S. markets if a DMD is developed and approved.

Funding Requirements

We have never been profitable and have incurred net losses since inception. Our accumulated deficit at March 31, 2024 was $111,326.0 thousand. We expect to incur losses for the foreseeable future, and we expect these losses to increase as we continue our development of, and seek regulatory approvals for, our product candidates. Because of the numerous risks and uncertainties associated with product development, we are unable to predict the timing or amount of increased expenses or when, or if, we will be able to achieve or maintain profitability.

We do not have sufficient capital on hand to fund our operations for the next 12 months and will need to raise additional capital to meet our obligations as they become due. We believe that actively managing our cash and working capital as of March 31, 2024, as well as the additional $0.8 million of proceeds received under our ELOC Purchase Agreement during May 2024, will be sufficient to fund our operating expenses and capital expenditure requirements into the fourth quarter of 2024. We will need to raise substantial additional capital to complete the development and commercialization of our product candidates through public or private equity offerings, debt financings, collaboration and licensing arrangements or other financing alternatives. However, there can be no assurance that we will be successful in raising additional capital or that such capital, if available, will be on terms that are acceptable to us. If we are unable to raise sufficient additional capital or defer sufficient operating expenses, we may be compelled to reduce the scope of our operations.

In order to fund operations and additional clinical trials, we plan to finance our cash needs through public or private equity offerings, debt financings, collaboration and licensing arrangements or other financing alternatives. We have no committed external sources of funds other than our ELOC facility, which was announced on April 25, 2024. Additional equity or debt financing or collaboration and licensing arrangements may not be available on acceptable terms, if at all.

Results of Operations

Operating expenses and other income were comprised of the following:

	Three Months Ended
	March 31,
	2024	2023

	(in thousands)
Operating expenses:
Research and development	$6,514.9	$7,786.1
General and administrative	$1,294.9	$2,183.7
Other income:
Change in fair value of warrants	6,698.7	—
Interest income	$44.2	$232.5

Three Months Ended March 31, 2024 and 2023

Research and Development Expenses

Research and development expenses decreased by $1,271.2 thousand for the three months ended March 31, 2024, compared to the prior year period. This decrease was primarily the result of a net decrease of $980.9 thousand in contract research expenditures, driven by timing of study costs with respect to our Phase 3 study in early PD patients and Phase 2/3 in AD patients. Additionally, there was a decrease of $644.2 thousand in stock-based compensation expense compared to the prior year period, driven by lower fair values being amortized in 2024 as compared to 2023, as a result of lower stock price. These decreases were partially offset by increases in employee related costs, due primarily to additional headcount in 2024, compared to the same period in 2023.

General and Administrative Expenses

General and administrative expenses decreased by $888.8 thousand for the three months ended March 31, 2024, compared to the prior year period. The decrease was primarily the result of a decrease of $533.4 thousand in stock-based compensation expense, driven by lower fair values being amortized in 2024 as compared to 2023, as a result of lower stock price. Additionally, there was a decrease of $385.1 thousand in professional fees compared to the prior year period, as a result of lower legal and investor relations costs incurred during the first quarter.

Change in Fair Value of Warrants

Change in fair value of warrants was a gain of $6,698.7 thousand for the three months ended March 31, 2024, as compared to zero for the prior year period. This increase was attributable to the fair value remeasurement with respect to our liability-classified Canaccord Warrants during the first quarter of 2024. The associated gain recorded in Results of Operations was primarily driven by the decrease in our stock price during the first quarter of 2024, which caused the fair value of the liability to decrease substantially.

Interest Income

Interest income decreased $188.3 thousand for the three months ended March 31, 2024 compared to the prior year period. This decrease was primarily the result of lower cash and cash equivalent balances when compared to the prior year period.

Liquidity and Capital Resources

Since our inception in 2008, we have devoted most of our cash resources to research and development and general and administrative activities. We have financed our operations primarily with the proceeds from the sale of common stock and warrants. To date, we have not generated any revenue from the sale of products, and we do not anticipate generating any revenue from the sale of products for the foreseeable future. We have incurred losses and generated negative cash flows from operations since inception. As of March 31, 2024, our principal source of liquidity was our cash and cash equivalents, which totaled $3,137.0 thousand.

Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities:

	Three Months Ended
	March 31,
	2024	2023

	(in thousands)
Statement of Cash Flows Data:
Total net cash provided by (used in):
Operating activities	$(7,032.8)	$(11,626.3)
Financing activities	4,415.0	7.4
Net (decrease) in cash and cash equivalents	$(2,617.8)	$(11,618.9)

Operating Activities

For the three months ended March 31, 2024, cash used in operations decreased $4,593.5 thousand compared to the same period in the prior year. The decrease in cash used in operations was primarily the result of a decrease in cash paid for clinical trial expenses given the planned timing of study costs and related disbursements.

Contingent upon continued achievement of our fundraising objectives, we expect cash used in operating activities to continue to be elevated during and after 2024 due to expected operating losses associated with ongoing development of our product candidates, including clinical trial expenses for our additional studies in early PD patients and a next Phase 3 study in AD patients.

Financing Activities

For the three months ended March 31, 2024, cash provided by financing activities increased by $4,407.6 thousand due primarily to proceeds from the issuance of common stock and the exercise common stock warrants. In the prior year period, there were amounts provided by financing activities solely with respect to minor stock option exercise proceeds.

Contractual Obligations and Other Commitments

This item is not required for smaller reporting companies.

Factors that May Affect Future Results

You should refer to Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2023 for a discussion of important factors that may affect our future results.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, as defined by applicable SEC regulations.

Critical Accounting Policies and Significant Judgments and Estimates

The preparation of financial statements in conformity with GAAP requires us to use judgment in making certain estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses in our financial statements and accompanying notes. Critical accounting policies are those that are most important to the portrayal of our financial condition and results of operations and require difficult, subjective and complex judgments by Management in order to make estimates about the effect of matters that are inherently uncertain. During the three month period ended March 31, 2024, there were no significant changes to our critical accounting policies from those described in our annual financial statements for the year ended December 31, 2023, which we included in our Annual Report on Form 10-K for the year ended December 31, 2023.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

This item is not required for smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Management, with the participation of our principal executive officer who is also our interim principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as the end of the period covered by this Quarterly Report on Form 10-Q. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and Management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on such evaluation, our principal executive officer/interim principal financial officer has concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to ensure that the information required to be disclosed in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our Management, including our principal executive officer/interim principal financial officer, to allow timely decisions regarding required disclosure.

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

Item 1A. Risk Factors

Risk factors that may affect our business and financial results are discussed within Item 1A “Risk Factors” of our annual report on Form 10-K filed with the SEC on March 29, 2024 (“2023 Form 10-K”). There have been no material changes to the disclosures relating to this item from those set forth in our 2023 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation of the Registrant. (Incorporated by reference to Exhibit 3.1 to Form 8-K filed February 6, 2020.)

3.2	Amended and Restated Bylaws of the Registrant. (Incorporated by reference to Exhibit 3.2 to Form 8-K filed February 6, 2020.)

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File – the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Title	Date

/s/ Maria Maccecchini	President and Chief Executive Officer (Principal	May 10, 2024
Maria Maccecchini	Executive Officer and Interim Principal Financial Officer)