Form 10-Q
period 2024-09-30
Annovis Bio, Inc.
filed 2024-11-08
CIK 1477845

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2024

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

The number of outstanding shares of the registrant’s common stock as of November 6, 2024 was: 13,797,242

ANNOVIS BIO, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2024

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

Annovis Bio, Inc.

Balance Sheets

	September 30,
	2024	December 31,
	(Unaudited)	2023

Assets
Current assets:
Cash and cash equivalents	$12,636,630	$5,754,720
Prepaid expenses and other current assets	1,724,946	4,453,544
Total assets	$14,361,576	$10,208,264
Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$4,099,414	$1,292,837
Accrued expenses	1,291,962	2,986,273
Total current liabilities	5,391,376	4,279,110
Non-current liabilities:
Warrant liability	1,464,000	13,680,000
Derivative liability	442,500	—
Total liabilities	7,297,876	17,959,110
Commitments and contingencies (Note 6)
Stockholders’ equity (deficit):
Preferred stock - $0.0001 par value, 2,000,000 shares authorized and 0 shares issued and outstanding	—	—
Common stock - $0.0001 par value, 70,000,000 shares authorized, 13,283,667 and 10,519,933 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	1,328	1,052
Additional paid-in capital	136,047,175	102,507,189
Accumulated deficit	(128,984,803)	(110,259,087)
Total stockholders’ equity (deficit)	7,063,700	(7,750,846)
Total liabilities and stockholders’ equity (deficit)	$14,361,576	$10,208,264

See accompanying notes to financial statements.

Annovis Bio, Inc.

Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Operating expenses:
Research and development	$2,689,561	$13,837,650	$14,996,868	$29,885,874
General and administrative	1,698,050	1,025,621	4,963,188	4,706,813
Total operating expenses	4,387,611	14,863,271	19,960,056	34,592,687
Operating loss	(4,387,611)	(14,863,271)	(19,960,056)	(34,592,687)
Other income (expense):
Interest income	135,430	146,655	205,576	601,768
Other financing costs (Note 7)	(524,068)	—	(1,870,128)	—
Change in fair value of warrants (Note 7)	(7,862,108)	—	2,898,892	—
Total other income (expense), net	(8,250,746)	146,655	1,234,340	601,768
Loss before income taxes	(12,638,357)	(14,716,616)	(18,725,716)	(33,990,919)
Income taxes	—	—	—	—
Net loss	$(12,638,357)	$(14,716,616)	$(18,725,716)	$(33,990,919)
Net loss per share (Note 9)
Basic	$(0.97)	$(1.63)	$(1.64)	$(3.90)
Diluted	$(0.97)	$(1.63)	$(1.89)	$(3.90)
Weighted-average number of common shares used in computing net loss per share
Basic	12,975,808	9,012,273	11,394,729	8,722,518
Diluted	12,975,808	9,012,273	11,461,298	8,722,518

See accompanying notes to financial statements.

Annovis Bio, Inc.

Statements of Changes in Stockholders’ (Deficit) Equity

(Unaudited)

			Additional	Total	Total
	Common Stock		Paid-in	Accumulated	Stockholders' Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Three and Nine Months Ended September 30, 2024
Balance, December 31, 2023	10,519,933	$1,052	$102,507,189	$(110,259,087)	$(7,750,846)
Exercise of common stock warrants, inclusive of warrant reduction	60,000	6	1,223,994	—	1,224,000
Issuance of common stock under registered direct offering, net of issuance costs	431,366	43	3,874,957	—	3,875,000
Stock-based compensation expense	—	—	364,765	—	364,765
Net loss	—	—	—	(1,066,947)	(1,066,947)
Balance, March 31, 2024	11,011,299	$1,101	$107,970,905	$(111,326,034)	$(3,354,028)
Issuance of common stock under ELOC, net of issuance costs	710,181	71	5,026,973	—	5,027,044
Stock-based compensation expense	—	—	1,596,512	—	1,596,512
Net loss	—	—	—	(5,020,412)	(5,020,412)
Balance, June 30, 2024	11,721,480	$1,172	$114,594,390	$(116,346,446)	$(1,750,884)
Exercise of common stock warrants, inclusive of warrant reduction	831,667	83	16,118,028	—	16,118,111
Issuance of common stock under ELOC, net of issuance costs	510,181	51	4,941,699	—	4,941,750
Cashless exercise of stock options	220,339	22	(22)	—	—
Stock-based compensation expense	—	—	393,080	—	393,080
Net loss	—	—	—	(12,638,357)	(12,638,357)
Balance, September 30, 2024	13,283,667	$1,328	$136,047,175	$(128,984,803)	$7,063,700

Three and Nine Months Ended September 30, 2023
Balance, December 31, 2022	8,163,923	$816	$82,377,488	$(54,054,774)	$28,323,530
Exercise of stock options	52,755	6	7,380	—	7,386
Stock-based compensation expense	—	—	1,542,338	—	1,542,338
Net loss	—	—	—	(9,737,181)	(9,737,181)
Balance, March 31, 2023	8,216,678	$822	$83,927,206	$(63,791,955)	$20,136,073
Issuance of common stock, net of issuance costs	788,453	79	8,571,112	—	8,571,191
Exercise of stock options	7,142	1	999	—	1,000
Stock-based compensation expense	—	—	1,571,493	—	1,571,493
Net loss	—	—	—	(9,537,122)	(9,537,122)
Balance, June 30, 2023	9,012,273	$902	$94,070,810	$(73,329,077)	$20,742,635
Stock-based compensation expense	—	—	632,191	—	632,191
Net loss	—	—	—	(14,716,616)	(14,716,616)
Balance, September 30, 2023	9,012,273	$902	$94,703,001	$(88,045,693)	$6,658,210

See accompanying notes to financial statements.

Annovis Bio, Inc.

Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(18,725,716)	$(33,990,919)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	2,354,357	3,746,022
Change in fair value of warrants	(2,898,892)	—
Non-cash other financing costs, including change in fair value of derivative	1,820,129	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	2,728,598	3,776,212
Accounts payable	2,806,577	(2,034,857)
Accrued expenses	(1,694,311)	(2,098,786)
Net cash used in operating activities	(13,609,258)	(30,602,328)
Cash flows from financing activities:
Proceeds from issuance of common stock, net	12,466,165	8,571,191
Proceeds from exercise of warrants	8,025,003	—
Proceeds from exercise of stock options	—	8,386
Net cash provided by financing activities	20,491,168	8,579,577
Net increase (decrease) in cash and cash equivalents	6,881,910	(22,022,751)
Cash and cash equivalents, beginning of period	5,754,720	28,377,693
Cash and cash equivalents, end of period	$12,636,630	$6,354,942
Supplemental disclosure of cash flow information:
Other adjustment to value of warrants related to exercises	$9,317,108	$—
Cash paid for financing costs	$50,000	$—

See accompanying notes to financial statements.

Annovis Bio, Inc.

Notes to Financial Statements

(Unaudited)

(1) Nature of Business, Going Concern and Management’s Plan

Annovis Bio, Inc. (the “Company” or “Annovis”) was incorporated on April 29, 2008, under the laws of the State of Delaware. Annovis is a late-stage clinical drug platform company addressing neurodegeneration, such as Alzheimer’s disease (“AD”) and Parkinson’s disease (“PD”). The toxic cascade in neurodegeneration begins with high levels of neurotoxic proteins, which lead to impaired axonal transport, inflammation, death of nerve cells and loss of cognition and motor function. The Company’s lead product candidate, Buntanetap, is a small molecule administered orally that is designed to attack neurodegeneration by entering the brain and inhibiting the translation of multiple neurotoxic proteins, thereby impeding the toxic cascade.  High levels of neurotoxic proteins lead to reduced axonal transport, which is responsible for the communication between and within nerve cells. When that communication is compromised, the immune system is activated and attacks the nerve cells, eventually killing them. The Company has shown in its clinical and pre-clinical studies that Buntanetap lowered neurotoxic protein levels, leading to improved axonal transport, reduced inflammation, lower nerve cell death and improved function.

Going Concern

Since its founding, the Company has been engaged in organizational activities, including raising capital, as well as research and development activities. The Company has not generated substantial revenues and has not yet achieved profitable operations, nor has it ever generated positive cash flows from operations. There is no assurance that profitable operations, if achieved, could be sustained on a continuing basis. The Company is subject to those risks associated with any clinical stage pharmaceutical company that has substantial expenditures for research and development. There can be no assurance that the Company’s research and development projects will be successful, that products developed will obtain necessary regulatory approval, or that any approved product will become commercially viable. In addition, the Company operates in an environment of rapid technological change and is largely dependent on the services of its employees and consultants. Further, the Company’s future operations are dependent on the success of its efforts to raise additional capital.

The Company has a history of incurring net losses and anticipates incurring additional losses until such time, if ever, that it can generate significant revenue from its product candidates currently in development. The Company’s primary source of capital has historically been the issuance of common stock and warrants to purchase common stock.

Since the Company’s inception, the Company has incurred losses and negative cash flows from operations. At September 30, 2024, the Company had cash and cash equivalents of $12.6 million and an accumulated deficit of $129.0 million. The Company’s net loss was $18.7 million and $34.0 million for the nine months ended September 30, 2024 and 2023, respectively. In addition, the Company’s operating loss was $20.0 million and $34.6 million for the nine months ended September 30, 2024 and 2023, respectively. The Company follows the provisions of Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 205-40, Presentation of Financial Statements-Going Concern, or ASC 205-40, which requires Management to assess the Company’s ability to continue as a going concern for one year after the date its financial statements are issued. The Company expects that its existing balance of cash and cash equivalents as of September 30, 2024 is not sufficient to fund operations for the period through one year after the date of this filing and therefore Management has concluded that substantial doubt exists about the Company’s ability to continue as a going concern. Management’s plans to mitigate this risk include raising additional capital through equity financings, debt or other potential alternatives. Management’s plans may also include the deferral of certain operating expenses unless and until additional capital is received. However, there can be no assurance that the Company will be successful in raising additional capital or that such capital, if available, will be on terms that are acceptable to the Company, or that the Company will be successful in deferring certain operating expenses. As such, Management has concluded that such plans do not alleviate the aforementioned substantial doubt. If the Company is unable to raise sufficient additional capital or defer sufficient operating expenses, the Company may be compelled to reduce the scope of its operations.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business, and do not include any adjustments relating to recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary, should the Company be unable to continue as a going concern.

(2) Summary of Significant Accounting Policies

(a) Basis of Presentation of Interim Unaudited Financial Statements

The accompanying interim financial statements of Annovis Bio, Inc. should be read in conjunction with the audited financial statements and notes thereto included in the Company’s 2023 Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 29, 2024. The interim financial statements included herein are unaudited. In the opinion of Management, these statements include all adjustments, consisting of normal, recurring adjustments, necessary for a fair presentation of the financial position of Annovis at September 30, 2024, its results of operations for the three and nine months ended September 30, 2024 and 2023 and its cash flows for the nine months ended September 30, 2024 and 2023. These interim results of operations are not necessarily indicative of the results to be expected for a full year or any future period. The accompanying financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) and the rules and regulations of the SEC. Any reference in these notes to applicable guidance is meant to refer to U.S. GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”). Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to such rules and regulations relating to interim financial statements.

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

(h) Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC Topic 820, “Fair Value Measurements,” equals or approximates the carrying amounts represented in the balance sheets, primarily due to their short-term nature, except for the derivative liabilities and warrant liabilities (see Note 3 — Fair Value Measurements).

(i) Research and Development

Research and development costs are either expensed as incurred, or recorded separately as a prepaid asset where expense is recognized when the service is performed. These costs are primarily comprised of personnel-related expenses and external research and development expenses incurred under arrangements with third parties, such as contract research organizations and consultants. At the end of each reporting period, the Company compares the payments made to each service provider to the estimated progress towards completion of the related project. Factors that the Company considers in preparing these estimates include the number of patients enrolled in studies, milestones achieved, and other criteria related to the efforts of its vendors. These estimates will be subject to change as additional information becomes available. Depending on the timing of payments to vendors and estimated services provided, the Company will record net prepaid or accrued expenses related to these costs. Prepaid clinical expenses represent valid future economic benefits based on the Company’s contracts with its vendors and are realized in the ordinary course of business.

(j) Stock-Based Compensation

The Company accounts for its stock-based compensation awards in accordance with FASB ASC Topic 718, Compensation—Stock Compensation (“ASC 718”). The Company has issued stock-based compensation awards, including stock options. ASC 718 requires all stock-based payments, including grants of stock options, to be recognized in the financial statements based on their grant date fair values. The Company uses the Black-Scholes option-pricing model to determine the fair value of stock options granted. The Company recognizes forfeitures as they occur.

Expense related to stock-based compensation awards granted with service-based vesting conditions is recognized on a straight-line basis based on the grant date fair value over the associated service period of the award, which is generally the vesting term. Stock options have a contractual term of 10 years. Expense for stock-based compensation awards with performance-based vesting conditions is only recognized when the performance-based vesting condition is deemed probable to occur. Expense related to stock-based compensation awards are recorded in research and development expense or general and administrative expense based on the underlying function of the individual that was granted the stock-based compensation award.

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

(k) Income Taxes

The Company provides for income taxes using the asset and liability approach. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. As of September 30, 2024 and December 31, 2023, the Company had a full valuation allowance against its deferred tax assets.

The Company is subject to the provisions of ASC 740, Income Taxes, which prescribes a more likely-than-not threshold for the financial statement recognition of uncertain tax positions. ASC 740 clarifies the accounting for income taxes by prescribing a minimum recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. There are currently no open federal or state tax audits. The Company has not recorded any liability for uncertain tax positions at September 30, 2024 or December 31, 2023.

(l) Recent Accounting Pronouncements

In November 2023, the FASB issued ASU No. 2023-07 "Segment Reporting - Improvements to Reportable Segment Disclosures" (“ASU 2023-07”), which updates reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses and information used to assess segment performance. The guidance is effective for all public companies for fiscal years beginning after December 15, 2023, and interim periods within fiscal periods beginning after December 15, 2024, and requires retrospective application to all prior periods presented in the financial statements. The Company has not yet determined the full impact ASU 2023-09 may have on its financial statement disclosures, but does not expect any material impact.

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

The following table provides the carrying value and fair value of certain financial assets and liabilities of the Company measured at fair value on a recurring basis as of September 30, 2024 and December 31, 2023:

		Fair Value Measurement at
		September 30, 2024
	Carrying Value	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$485,308	$485,308	$—	$—
Total assets measured and recorded at fair value	$485,308	$485,308	$—	$—
Liabilities:
Derivative liability	$442,500	$—	$—	$442,500
Warrant liability	1,464,000	—	—	1,464,000
Total liabilities measured and recorded at fair value	$1,906,500	$—	$—	$1,906,500

		Fair Value Measurement at
		December 31, 2023
	Carrying Value	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$5,136,677	$5,136,677	$—	$—
Total assets measured and recorded at fair value	$5,136,677	$5,136,677	$—	$—
Liabilities:
Warrant liability	$13,680,000	$—	$—	$13,680,000
Total liabilities measured and recorded at fair value	$13,680,000	$—	$—	$13,680,000

The Company did not transfer any financial instruments into or out of Level 3 classification, during the three or nine months ended September 30, 2024 and 2023.

(a) Canaccord Warrants

The common stock warrants issued in connection with the Company’s equity raise in November 2023 (“Canaccord Warrants”) were classified as liabilities at the time of issuance due to certain cash settlement adjustment features that are outside of the Company’s control or not deemed to be indexed to the Company’s stock. The Canaccord Warrant liability is remeasured each reporting period with the change in fair value recorded to other income (expense) in the statements of operations until the warrants are exercised, expired, reclassified, or otherwise settled. From their date of issuance until the period ended June 30, 2024, the fair value of the Canaccord Warrants was estimated using a Monte Carlo simulation model, given the performance conditions outlined further below. However, during the period ended September 30, 2024, the Company determined that certain performance conditions could not be met and that going forward, their use as inputs for determining fair value was no longer appropriate. As such, after the period ended June 30, 2024, the fair value of the Canaccord Warrants is to be estimated using a Black-Scholes option-pricing model.

The estimated fair value of the Canaccord Warrants is determined using Level 3 inputs. Inherent in both a Monte Carlo simulation model and a Black-Scholes option-pricing model are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and other inputs. The Company estimates the volatility of its warrants based on implied volatility from the Company’s traded warrants. The risk-free interest rate is based on the market yield of U.S. Treasuries over a term commensurate with the remaining term to expiration. Any changes in these assumptions can change the associated valuation significantly.

The following tables provide quantitative information regarding Level 3 fair value measurements inputs as of their respective measurement dates. The table for the period ending September 30, 2024 presents inputs used under a Black-Scholes option-pricing model. The table for the period ending December 31, 2023 presents inputs used under a Monte Carlo simulation model:

September 30, 2024
Exercise price	$9.00
Closing stock price	$8.06
Number of warrants	308,333
Volatility	80%
Term (time to expiration in years)	4.09
Risk-free rate	3.6%

December 31, 2023
Exercise price	$9.00
Closing stock price	$18.70
Number of warrants	1,200,000
Phase 3 data probability of success	60%
Volatility	55%
Term (time to expiration in years)	4.84
Redemption hurdle price	$14.25
Risk-free rate	3.9%

The Canaccord Warrants have an exercise price of $9.00 per unit, and are redeemable at the Company’s option, in whole or in part, at a redemption price equal to $0.001 per Warrant upon 30 days’ prior written notice, at any time after:

●	the Company’s public announcement of Positive Topline Data (as defined in the Warrant Agreement) from its Phase 3 study in patients with Parkinson’s Disease; and
●	the date on which (a) the closing price of the Company’s common stock on the principal exchange or trading facility on which it is then traded has equaled or exceeded $14.25 and (b) the average daily trading value (“ADTV”) of the Company’s common stock is equal to or exceeds $2,000,000, for two consecutive Trading Days.

During the quarter ended September 30, 2024, the Company released topline data from its Phase 3 study in patients with Parkinson’s Disease. It was determined that based on the data, both criteria above required for redemption of the Canaccord Warrants were not met.

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

The following table provides quantitative information regarding fair value measurements inputs used with respect to the ELOC derivative liability, as of their respective measurement dates:

	September 30, 2024	April 25, 2024
Closing stock price	$8.06	$13.60
Volatility	125%	110%
Term (time to expiration in years)	2.40	2.80
Risk-free rate	3.6%	4.8%

The change in fair value of the ELOC derivative liability was recorded within other financing costs within the statements of operations during the three and nine month periods ended September 30, 2024.

(4) Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	September 30,	December 31,
	2024	2023
Prepaid clinical expenses	$1,462,672	$4,391,219
Prepaid other	189,178	23,455
Prepaid insurance	65,601	18,074
Security deposits	7,495	20,796
	$1,724,946	$4,453,544

(5) Accrued Expenses

Accrued expenses consisted of the following:

	September 30,	December 31,
	2024	2023
Payroll and related benefits	$553,710	$96,848
Accrued professional and clinical fees	738,252	2,889,425
	$1,291,962	$2,986,273

(6) Commitments and Contingencies

(a) Research & Development

The Company has entered into contracts with contract research organizations (“CROs”) and contract manufacturers (“CMOs”) related to the Company’s clinical trials. These contracts generally require upfront payments, milestone payments, and pass through cost reimbursements, to be made. While the contracts are generally cancellable with (written) notice, the Company is obligated to make payments for services rendered through the termination date of the project with any applicable CRO/CMO.

(b) Leases

The Company maintains one short-term lease associated with occupying its corporate headquarters. Total rental expense was $24,344 and $23,891 for the three months ended September 30, 2024 and 2023, respectively and $82,457 and $59,165 for the nine months ended September 30, 2024 and 2023, respectively.

(c) Employment Agreements

The Company has agreements with its executive officers that provide for severance payments to the employee upon termination of the agreement by the Company for any reason other than for cause, death, or disability or by the employee for good reason. The maximum aggregate severance payments under the agreements were estimated to be $1,114,104 at September 30, 2024.

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

(c) Preferred Stock

Preferred stock may be issued from time to time by the Board in one or more series. There was no preferred stock issued or outstanding as of September 30, 2024 or December 31, 2023.

(d) IPO Warrants

In conjunction with the closing of the Company’s Initial Public Offering (“IPO”), the Company granted its underwriters 100,000 warrants to purchase shares of Company common stock (“IPO Warrants”) at an exercise price of $7.50 per share, which was 125% of the IPO price. The IPO Warrants have a five-year term and were exercisable as of January 29, 2021 and have been classified by the Company as a component of stockholders’ equity. As of September 30, 2024 and December 31, 2023, 2,400 of the IPO Warrants were outstanding. No IPO Warrants were exercised during the three or nine months ended September 30, 2024 or 2023.

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

The following is a roll-forward of the Common Stock Warrant Liability from December 31, 2023 to September 30, 2024:

Warrant liability at December 31, 2023	13,680,000
Change in fair value of warrant liabilities	(6,698,692)
Exercise of 60,000 warrants – January 2, 2024	(684,000)
Warrant liability at March 31, 2024	6,297,308
Change in fair value of warrant liabilities	(4,062,308)
Warrant liability at June 30, 2024	2,235,000
Change in fair value of warrant liabilities	7,862,108
Exercise of 831,667 warrants – July 2-11, 2024	(8,633,108)
Warrant liability at September 30, 2024	1,464,000

(f) Warrant Summary

As of September 30, 2024, the Company had the following common stock warrants outstanding:

		Outstanding			Outstanding	Exercise
		December 31,		Exercised or	September 30,	price per	Expiration
	Classification	2023	Granted	Expired	2024	share	date
IPO Warrants	Equity	2,400	—	—	2,400	$7.50	January 29, 2026
Canaccord Warrants	Liability	1,200,000	—	(891,667)	308,333	$9.00	November 2, 2028

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

(i) ELOC Purchase Agreement

As described in Note 3, on April 25, 2024, the Company entered into an ELOC Purchase Agreement with an ELOC Purchaser, whereby the Company may offer and sell, from time to time at its sole discretion, and whereby the ELOC Purchaser has committed to purchase, up to 2,051,428 shares of shares of the Company’s common stock. The term of the agreement runs until the expiration of the Company’s active S-3 Registration Statement, if not earlier terminated or exhausted. Due to certain pricing and settlement provisions, the ELOC Purchase Agreement qualifies as a standby equity purchase agreement and includes an embedded put option and embedded forward option. The Company will therefore account for the ELOC Purchase Agreement as a derivative measured at fair value, with changes in the fair value recognized in the statements of operations within other financing costs. The Company initially recognized a derivative liability of $1.7 million related to the purchased put option at inception of the ELOC Purchase Agreement. The Company will expense the difference between the discounted purchase price of the settled forward and the fair value of shares on the date of settlement as a noncash financing issuance cost. The Company recognized $0.6 million and $0.9 million of noncash financing costs during the three and nine months ended September 30, 2024 related to the discounted purchase price of the settled forward and the underlying fair value of the shares issued.

Upon execution of the ELOC Purchase Agreement, the Company agreed to issue to the ELOC Purchaser 33,937 shares of Common Stock as commitment shares (the “Commitment Shares”). The fair value of the Commitment Shares was $0.5 million, which was expensed within other financing costs in the statements of operations during the second quarter of 2024. The Company also incurred issuance costs of $50,000, consisting of legal costs incurred in connection with the ELOC Purchase Agreement, which were expensed within other financing costs in the statements of operations during the second quarter of 2024. The ELOC Purchaser has agreed that during the term of the Purchase Agreement, neither it nor any of its affiliates will engage in any short sales or hedging transactions involving the Company’s common stock.

In addition to the commitment shares referenced above, a total of 500,000 and 1,200,000 shares of the Company’s common stock were issued under the ELOC Purchase Agreement during the three and nine months ended September 30, 2024, for net proceeds of $4.4 million and $8.6 million, respectively.

Under the ELOC Purchase Agreement, on any business day (the “Purchase Date”), if the Company’s stock price is greater than or equal to $5.00 per share, the Company may direct the ELOC Purchaser to purchase common stock. The ELOC Purchaser’s committed obligation under any single Fixed Purchase shall not exceed the lower of 25,000 shares of Common Stock or $250,000 (“Fixed Purchases”).

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

The purchase price per share for Fixed Purchases (“Fixed Purchase Price”) equals 95% of the lesser of:

●	the daily volume weighted average price (“VWAP”) of the Company’s Common Stock on the NYSE for the five (5) Trading Days immediately preceding the applicable Fixed Purchase Date for such Fixed Purchase; and
●	the Closing Sale Price of a share of Common Stock on the applicable Fixed Purchase Date.

The purchase price per share for VWAP Purchases (“VWAP Purchase Price”) equals 95% of the lesser of:

●	the VWAP during the applicable VWAP Purchase Period during the applicable VWAP Purchase Date.
●	the Closing Sale Price of the Common Stock on the applicable VWAP Purchase Date.

The purchase price per share for Additional VWAP Purchases (“Additional VWAP Purchase Price”) equals 95% of the lesser of:

●	the VWAP for the applicable Additional VWAP Purchase Period during the applicable Additional VWAP Purchase Date; and
●	the Closing Sale Price of the Common Stock on such applicable Additional VWAP Purchase Date.

The following is a roll-forward of the ELOC derivative liability from date of execution to September 30, 2024:

Fair value at April 25, 2024	1,697,500
Settlements and changes in fair value of ELOC derivative liability	(1,192,500)
Fair value at June 30, 2024	505,000
Settlements and changes in fair value of ELOC derivative liability	(62,500)
Fair value at September 30, 2024	442,500

(8) Stock-Based Compensation

The Company’s 2019 Equity Incentive Plan (the “2019 Plan”) became effective on January 31, 2020, succeeding the Company’s previous equity incentive plan. No new options may be issued under the previous plan, although shares subject to grants which are cancelled or forfeited will again be available under the 2019 Plan.

Effective June 1, 2021, the 2019 Plan was amended to increase the number of shares authorized to be issued from 1,000,000 to 2,000,000. Effective June 12, 2024, the 2019 Plan was amended to increase the number of shares authorized from 2,000,000 to 3,000,000. As of September 30, 2024, 812,568 shares were available for future grants.

Stock-based compensation expense was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
General and administrative	$203,785	$379,364	$1,437,305	$1,792,819
Research and development	189,295	252,827	917,052	1,953,203
	$393,080	$632,191	$2,354,357	$3,746,022

During the three and nine months ended September 30, 2024, the Company granted 50,000 and 411,600 stock options to various executives, employees, consultants and Board Members at a weighted-average exercise price of $5.27 and $5.97 per share, respectively. The weighted-average grant date fair value of options issued by the Company during the three and nine months ended September 30, 2024 was $4.47 and $5.04 per share, respectively. The options generally have service-based vesting conditions, vest in substantially equal installments over two years and have a 10 year term.

During the three months ended September 30, 2024, the Company granted an award of 20,000 stock options to a Board Member, in consideration for services to be performed under a consulting agreement. The exercise price for the options was $5.27 per share. The awards will vest in quarterly increments during the term of the agreement, which terminates on December 31, 2024. Vesting is dependent on continued service over that period.

There were 300,000 stock options exercised during the three and nine months ended September 30, 2024. Stock options exercised during the three and nine months ended September 30, 2023 were 0 and 59,897, respectively.

There were 126,996 and 188,623 stock options that expired during the three and nine months ended September 30, 2024. There were no stock options that expired during the three and nine months ended September 30, 2023.

As of September 30, 2024, there were 1,877,751 options outstanding, of which 1,572,275 were vested and exercisable. As of December 31, 2023, there were 1,954,774 options outstanding, of which 1,600,577 were vested and exercisable.

(9) Net Loss Per Share

The Company analyzes the potential dilutive effect of stock options and warrants under the treasury stock method (as applicable),during periods of income, or during periods in which income is recognized related to changes in fair value of its liability-classified securities.

The following table sets forth the computation of basic and diluted net loss per common share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Net loss per share – Basic:
Numerator
Net loss	$(12,638,357)	$(14,716,616)	$(18,725,716)	$(33,990,919)
Denominator
Weighted-average common shares outstanding, basic	12,975,808	9,012,273	11,394,729	8,722,518
Basic net loss per common share	$(0.97)	$(1.63)	$(1.64)	$(3.90)

Net loss per share – Diluted:
Numerator
Net loss	$(12,638,357)	$(14,716,616)	$(18,725,716)	$(33,990,919)
Less: gain from change in fair value applicable to dilutive liability-classified warrants	—	—	(2,898,892)	—
Numerator for diluted net loss per share	$(12,638,357)	$(14,716,616)	$(21,624,608)	$(33,990,919)
Denominator
Denominator for basic net loss per share	12,975,808	9,012,273	11,394,729	8,722,518
Plus: incremental shares underlying “in the money” liability-classified warrants outstanding	—	—	66,569	—
Denominator for diluted net loss per share	12,975,808	9,012,273	11,461,298	8,722,518
Diluted net loss per common share	$(0.97)	$(1.63)	$(1.89)	$(3.90)

Potentially dilutive securities, whose effect would have been antidilutive, were excluded from the computation of diluted earnings per share for each of the three and nine months ended September 30, 2024 and 2023. Total antidilutive securities that were excluded from the computation of diluted weighted-average shares outstanding were as follows:

	September 30,
	2024	2023
Stock options	1,877,751	1,724,328
ELOC shares remaining	817,491	—
Warrants	2,400	2,400

(10) Income Taxes

The Company’s income tax benefit (expense) was $0 for the three and nine months ended September 30, 2024 and 2023. The Company has recorded a valuation allowance to reduce its net deferred tax asset to an amount that is more likely than not to be realized in future years. Accordingly, the benefit of the net operating loss (“NOL”) that would have been recognized in the three and nine months ended September 30, 2024 and 2023 was offset by changes in the valuation allowance.

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

As of September 30, 2024, and December 31, 2023, the Company had not recorded any liability for uncertain tax positions, accrued interest or penalties thereon, and no amounts have been recognized in the Company’s statements of operations.

(11) Subsequent Events

Subsequent to September 30, 2024, 500,000 shares of common stock were sold under the ELOC through November 6, 2024, for net proceeds of $4.1 million.

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

The forward-looking statements in this Quarterly Report on Form 10-Q include, among other things, statements about:

●	our cash and cash equivalents balance, runway and needs, as well as financing plans;
●	our business strategies;
●	the timing of regulatory submissions;
●	our ability to obtain and maintain regulatory approval of our existing product candidates and any other product candidates we may develop and the labeling under any approval we may obtain;
●	risks relating to the timing and costs of clinical trials and the timing and costs of other expenses;
●	risks related to market acceptance of products;
●	risks associated with our reliance on third-party organizations;
●	our competitive position;
●	assumptions regarding the size of the available market, product pricing and timing of commercialization of our product candidates;
●	our intellectual property position and our ability to maintain and protect our intellectual property rights;
●	our results of operations, financial condition, liquidity, prospects and growth strategies;
●	the industry in which we operate; and
●	the trends that may affect the industry or us.

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

Company Overview

We are a late-stage clinical, drug platform company addressing neurodegeneration, such as Alzheimer’s disease (“AD”) and Parkinson’s disease (“PD”). We are developing our lead product candidate, Buntanetap, which is designed to address AD, PD, and potentially other chronic neurodegenerative diseases. Buntanetap is a synthetically produced small molecule, orally administered, brain penetrant compound. In several studies, Buntanetap was observed to inhibit the synthesis of neurotoxic proteins - APP/Aβ (“APP”), tau/phospho-tau (“tau”) and α-Synuclein (“αSYN”) - that are one of the main causes of neurodegeneration. High levels of neurotoxic proteins lead to reduced axonal transport, which is responsible for the communication between and within nerve cells. When that communication is compromised, the immune system is activated and attacks the nerve cells, eventually killing them. We have observed in our clinical studies in early AD and early PD patients and pre-clinical studies in mice and rats that Buntanetap lowered neurotoxic protein levels leading to improved axonal transport, reduced inflammation, lower nerve cell death and improved affected function.

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

We designed the studies by applying our understanding of the underlying neurodegenerative disease states and measured both target and pathway validation in the spinal fluid of patients to determine whether patients improved following treatment. In addition to meeting their primary endpoints of safety and tolerability and secondary endpoint of pharmacokinetics of Buntanetap, our AD/PD Trials met exploratory endpoints for measures of biomarkers and improvements in cognition in AD patients, as well as function in PD patients. We believe that the AD/PD Trials represent the first double-blind placebo-controlled studies that showed improvements in AD patients, as measured by ADAS-Cog, and in PD patients, as measured by UPDRS. Following completion of the AD/PD Trials, we submitted our data to the U.S. Food and Drug Administration (“FDA”) and requested direction to further pursue the development of Buntanetap in early PD patients. With the FDA’s guidance, we initiated a Phase 3 study in early PD patients in August 2022 (our “Phase 3 PD Study”). In the Phase 3 PD Study, early PD patients were defined as those at Hoehn &

Yahr stages 1, 2 or 3 and OFF times of less than two hours per day. OFF time refers to when PD motor and/or non-motor symptoms occur between medication doses. We also submitted a proposed protocol for the treatment of moderate AD to the FDA, and after receiving permission to proceed, we initiated a Phase 2/3 study in mild to moderate AD patients in February 2023 (our “Phase 2/3 AD Study”). In the Phase 2/3 AD Study, mild to moderate AD patients were defined as those with an MMSE score between 14 and 24.

Our Phase 3 PD Study and Phase 2/3 AD Study each had built in interim analyses.

Our Phase 3 PD Study incorporated an interim analysis at two months, the results of which were disclosed on March 31, 2023. The pre-planned interim analysis was conducted by our data analytics provider based on 132 patients from all cohorts collectively for which baseline and two-month data was available. Based on the results of the interim analysis, we proceeded with the Phase 3 PD Study as planned in accordance with the previously established protocol. The study was completed on December 4, 2023 and we released the topline PD Study efficacy data on July 2, 2024. The data showed that in two subgroups, Buntanetap improved UPDRS 2, 3, 2+3 and total. It also showed that in the whole ITT population, Buntanetap stopped the loss of cognition and that in the 12% of patients that already had cognitive issues, Buntanetap improved cognition in a dose-dependent, statistically significant way. We expect to discuss the PD data with the FDA at an end-of-study meeting in early 2025. During that meeting, we plan to propose continued development of Buntanetap with pivotal Phase 3 trials.

For the AD Study, we disclosed the results of the pre-planned interim analysis on October 23, 2023 and similar to our PD study, based on the outcome of the interim analysis we proceeded with the study as expected. The Phase 2/3 AD study was completed on February 13, 2024 and on April 29, 2024, we announced topline efficacy data. The data showed that in early AD patients, Buntanetap improved ADAS-Cog11 in a dose-dependent fashion and was statistically significant from placebo and from baseline.

On October 10, 2024, the Company met with the FDA in an end-of-phase 2 meeting to discuss its Phase 2/3 AD data and to agree on a path forward. Annovis and the FDA have now aligned on a development path for Buntanetap towards the filing of New Drug Applications (NDAs), one for short-term and one for long-term efficacy. The Phase 3 program will investigate Buntanetap in patients with early AD and will consist of two trials: a 6-month study aimed at confirming Buntanetap’s symptomatic effects and an 18-month study designed to demonstrate potential disease-modifying effects. While the Company plans to run both studies, the completion of a well-designed and well-executed 6-month trial may be sufficient to support an NDA filing, potentially within one year of the study’s initiation.

Additionally, the FDA raised no concerns with the Company’s data on Buntanetap’s safety, including liver enzymes, drug interactions, dose selection, pharmacokinetics, population pharmacokinetics, and confirmed that development can proceed using the new crystal form of Buntanetap.

We believe that we are the only company developing a drug for AD and PD that inhibits more than one neurotoxic protein and has a mechanism of action designed to restore nerve cell axonal and synaptic activity. By improving brain function, our goal is to treat memory loss and dementia associated with AD, as well as body and brain function associated with PD. Based on pre-clinical and clinical data collected to date, we believe that Buntanetap has the potential to be the first drug to interfere with the underlying mechanism of neurodegeneration. Further, Buntanetap may be the only drug to improve cognition in AD and cognition and motor function in PD. The industry has encountered challenges in specifically targeting one neurotoxic protein, be it APP, tau or αSYN, indicating that doing so only modestly or does not change the course of neurodegeneration. Our ultimate goal is to develop a disease-modifying drug (“DMD”) for patients with neurodegeneration by leveraging our clinical and pre-clinical data to inhibit the four most relevant neurotoxic proteins. Studies have found that AD and PD are the most common neurodegenerative diseases in the U.S. and accordingly, these diseases present two unmet needs of the aging population and two potentially large U.S. markets if a DMD is developed and approved.

Funding Requirements

We have never been profitable and have incurred net losses since inception. Our accumulated deficit at September 30, 2024 was $129.0 million. We expect to incur losses for the foreseeable future, and we expect these losses to increase as we continue our development of, and seek regulatory approvals for, our product candidates. Because of the numerous risks and uncertainties associated with product development, we are unable to predict the timing or amount of increased expenses or when, or if, we will be able to achieve or maintain profitability.

We do not have sufficient capital on hand to fund our operations for the next 12 months and will need to raise additional capital to meet our obligations as they become due. We believe that our cash and cash equivalents as of September 30, 2024, will be sufficient to fund our operating expenses and capital expenditure requirements until we initiate the aforementioned 6-month Phase 3 study for AD, which we expect to take place during the first quarter of 2025. We will need to raise substantial additional capital to complete the development and commercialization of our product candidates through public or private equity offerings, debt financings, collaboration and licensing arrangements or other financing alternatives. However, there can be no assurance that we will be successful in raising additional capital or that such capital, if available, will be on terms that are acceptable to us. If we are unable to raise sufficient additional capital or defer sufficient operating expenses, we may be compelled to reduce the scope of our operations.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2024 and 2023

The following table summarizes the results of our operations for the three months ended September 30, 2024 and 2023:

	Three Months Ended
	September 30,
	2024	2023	Change

	(in thousands)
Operating expenses:
Research and development	$2,690	$13,838	$(11,148)
General and administrative	1,698	1,026	672
Total operating expense	4,388	14,864	(10,476)
Other income (expense):
Interest income	135	147	(12)
Other financing costs	(524)	—	(524)
Change in fair value of warrants	(7,862)	—	(7,862)
Other income (expense), net	(8,251)	147	(8,398)
Net loss	$(12,639)	$(14,717)	$2,078

Research and Development Expenses

Research and development expenses for the three months ended September 30, 2024 were $2.7 million, compared to $13.8 million for the three months ended September 30, 2023. The $11.1 million decrease was attributable to decreased contract research expenditures of $11.8 million, given the wind-down of activities for our completed Phase 3 study in early PD patients and Phase 2/3 in AD patients during 2024, partially offset by an increase of $0.6 million in contract manufacturing and drug substance costs incurred for planned Phase 3 clinical supply.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2024 were $1.7 million, compared to $1.0 million for the three months ended September 30, 2023. The $0.7 million increase was attributable to warrant commission payments currently expensed in July 2024 of $0.4 million, as well as $0.3 million of increased professional fees associated with legal, accounting and investor relations costs.

Financing Costs

Financing costs were $0.5 million for the three months ended September 30, 2024. We did not incur any financing costs for the three months ended September 30, 2023. The change was attributable to issuance costs as well as changes in derivative fair value associated with our ELOC financing with the ELOC Purchaser, described further below.

Change in Fair Value of Warrants

Change in fair value of warrants was a loss of $7.9 million for the three months ended September 30, 2024. There was no change in fair value for the three months ended September 30, 2023. This change was attributable to the fair value remeasurement with respect to our liability-classified Canaccord Warrants during the third quarter of 2024. The associated loss recorded in the statements of operations was primarily driven by warrant exercises made at higher stock prices during the third quarter of 2024, triggering remeasurement.

Interest Income

Interest income was $0.1 million for the three months ended September 30, 2024. Interest income was $0.1 million for the three months ended September 30, 2023. There were no significant drivers of the change between each period.

Comparison of the Nine Months Ended September 30, 2024 and 2023

The following table summarizes the results of our operations for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended
	September 30,
	2024	2023	Change

	(in thousands)
Operating expenses:
Research and development	$14,997	$29,886	$(14,889)
General and administrative	4,963	4,707	256
Total operating expense	19,960	34,593	(14,633)
Other income (expense):
Interest income	206	602	(396)
Other financing costs	(1,870)	—	(1,870)
Change in fair value of warrants	2,899	—	2,899
Other income, net	1,235	602	633
Net loss	$(18,725)	$(33,991)	$15,266

Research and Development Expenses

Research and development expenses for the nine months ended September 30, 2024 were $15.0 million, compared to $29.9 million for the nine months ended September 30, 2023. The decrease of $14.9 million was attributable to a decrease of $18.8 million in contract research expenditures, given the wind down of activities for our completed Phase 3 study in early PD patients and Phase 2/3 in AD patients during 2024, offset by an increase of $2.8 million in contract manufacturing and drug substance costs incurred for planned Phase 3 clinical supply, as well as an increase of $1.0 million resulting from various biostatistical and bioanalytical projects associated with the completed PD and AD clinical studies.

General and Administrative Expenses

General and administrative expenses for the nine months ended September 30, 2024 were $5.0 million, compared to $4.7 million for the nine months ended September 30, 2023. The $0.3 million increase was attributable to warrant commission payments currently expensed in 2024 of $0.5 million, offset by $0.2 million of decreased professional fees associated with legal and accounting costs.

Financing Costs

Financing costs were $1.9 million for the nine months ended September 30, 2024. We did not incur any financing costs for the nine months ended September 30, 2023. The change was attributable to issuance costs as well as changes in derivative fair value associated with our ELOC financing with the ELOC Purchaser, described further below.

Change in Fair Value of Warrants

Change in fair value of warrants was a gain of $2.9 million for the nine months ended September 30, 2024. There was no change in fair value for the nine months ended September 30, 2023. This change was attributable to the fair value remeasurement with respect to our liability-classified Canaccord Warrants, as well as the impacts of warrant exercises, during 2024. The associated gain recorded in statements of operations was primarily driven by the decrease in our stock price since the end of 2023, which caused the liability fair value to decrease, offset by the impacts of warrant exercises in the third quarter of 2024, triggering remeasurement.

Interest Income

Interest income was $0.2 million for the nine months ended September 30, 2024. Interest income was $0.6 million for the nine months ended September 30, 2023. The decrease of $0.4 million was the result of lower cash and cash equivalent balances when compared to the prior year period.

Liquidity and Capital Resources

Since our inception in 2008, we have devoted most of our cash resources to research and development and general and administrative activities. We have financed our operations primarily with the proceeds from the sale of common stock and warrants. To date, we have not generated any revenue from the sale of products, and we do not anticipate generating any revenue from the sale of products for the foreseeable future. We have incurred losses and generated negative cash flows from operations since inception. As of September 30, 2024, our principal source of liquidity was our cash and cash equivalents, which totaled $12.6 million. We do not believe that our cash on hand will be sufficient to fund our operations for at least twelve months beyond the date of this filing.

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

Upon execution of the ELOC Purchase Agreement, we agreed to issue 33,937 shares of common stock as commitment shares to the ELOC Purchaser. In addition to the commitment shares referenced above, as of September 30, 2024 we have sold approximately 1.2 million shares of our common stock under the purchase agreement and received net proceeds of $8.6 million. The ELOC Purchaser has agreed that during the term of the Purchase Agreement, neither it nor any of its affiliates will engage in any short sales or hedging transactions involving the Company’s common stock.

March 2024 Registered Direct Offerings

On both March 15, 2024 and March 21, 2024, we entered into separate securities purchase agreements with an institutional investor. When aggregating the results of both purchase agreements, we issued 0.4 million shares for net proceeds of $3.9 million.

April 2023 Private Placement

On April 7, 2023, we sold 0.1 million shares of common stock in a private placement to individual members of our Board of Directors and management, for net proceeds of $1.1 million.

March 2023 ATM

On March 31, 2023, we entered into an ATM Equity Offering Sales Agreement with BofA Securities, Inc. and ThinkEquity LLC, as sales agents, pursuant to which the Company could offer and sell, shares of the Company’s common stock from time to time, having an aggregate offering price of up to $50.0 million. Prior to termination of the Sales Agreement, the Company sold 0.7 million shares, for net proceeds of $7.5 million.

Cash Flows

The following table provides a summary of our cash flows for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended
	September 30,
	2024	2023

	(in thousands)
Total net cash provided by (used in):
Operating activities	$(13,609)	$(30,602)
Financing activities	20,491	8,580
Net increase (decrease) in cash and cash equivalents	$6,882	$(22,022)

Operating Activities

Cash used in operating activities was $13.6 million for the nine months September 30, 2024, compared to $30.6 million for the nine months ended September 30, 2023. The decrease in cash used in operations was primarily driven by decreases in clinical trial expenditures year over year, given the wind-down of our AD and PD studies during 2024.

Contingent upon continued achievement of our fundraising requirements, we expect cash used in operating activities to return to elevated levels after 2024, due to expected operating expenditures associated with continued development of our product candidates, including but not limited to clinical trial expenses for our planned pivotal Phase 3 studies for both AD and PD.

Financing Activities

Cash provided by financing activities was $20.5 million for the nine months ended September 30, 2024, compared to $8.6 million for the nine months ended September 30, 2023. During the nine months ended September 30, 2024, cash provided by financing activities primarily consisted of proceeds of $8.0 million from warrant exercises, a combined $3.9 million received from our March registered direct offerings and $8.6 million of proceeds from share issuances under our ELOC Purchase Agreement. During the nine months ended September 30, 2023, cash provided by financing activities primarily consisted of $1.1 million in proceeds from our April 2023 Private Placement and $7.5 million in proceeds from our March 2023 ATM.

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

Critical Accounting Policies and Significant Judgments and Estimates

The preparation of financial statements in conformity with GAAP requires us to use judgment in making certain estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses in our financial statements and accompanying notes. Critical accounting policies are those that are most important to the portrayal of our financial condition and results of operations and require difficult, subjective and complex judgments by Management in order to make estimates about the effect of matters that are inherently uncertain. During the three and nine month periods ended September 30, 2024, there were no significant changes to our critical accounting policies from those described in our annual financial statements for the 2023 fiscal year, which we included in our Annual Report on Form 10-K for the year ended December 31, 2023.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

This item is not required for smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Management, with the participation of our principal executive officer who is also our interim principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2024. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and Management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on such evaluation, our principal executive officer/interim principal financial officer has concluded that as of September 30, 2024, our disclosure controls and procedures were effective to ensure that the information required to be disclosed in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our Management, including our principal executive officer/interim principal financial officer, to allow timely decisions regarding required disclosure.

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

Annovis Bio, Inc.

Signature	Title	Date

/s/ Maria Maccecchini	President and Chief Executive Officer (Principal	November 8, 2024
Maria Maccecchini	Executive Officer and Interim Principal Financial Officer)