Form 10-K
period 2024-12-31
Annovis Bio, Inc.
filed 2025-03-21
CIK 1477845

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024 OR

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

As of June 30, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $51,312,050 based on the closing sale price as reported on the NYSE.

The number of shares of the issuer’s common stock outstanding as of March 18, 2025, was 19,486,231.

Documents Incorporated by Reference

Certain portions, as expressly described in this report, of the registrant’s proxy statement for the 2025 Annual Meeting of the Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

Cautionary Note Regarding Forward-Looking Statements.

This Annual Report on Form 10-K contains express or implied forward-looking statements, within the meaning of the U.S. Private Securities Litigation Reform Act of 1995, that involve substantial risks and uncertainties. In some cases, you can identify forward-looking statements by the words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “objective,” “ongoing,” “plan,” “predict,” “project,” “potential,” “should,” “will,” or “would,” and / or the negative of these terms, or other comparable terminology intended to identify statements about the future. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Annual Report on Form 10-K, we caution you that these statements are based on a combination of facts and factors currently known by us and our expectations of the future, about which we cannot be certain.

The forward-looking statements in this Annual Report on Form 10-K include, among other things, statements about:

●	our cash and cash equivalents balance, runway and needs, as well as financing plans;
●	the timing of regulatory submissions;
●	our ability to obtain and maintain regulatory approval of our existing product candidates and any other product candidates we may develop, and the labeling under any approval we may obtain;
●	our business strategies;
●	risks relating to the timing and costs of clinical trials and the timing and costs of other organizational expenses;
●	risks related to market acceptance of products;
●	risks associated with our reliance on third-party organizations;
●	our competitive position;
●	assumptions regarding the size of the available market, product pricing and timing of commercialization of our product candidates;
●	our intellectual property position and our ability to maintain and protect our intellectual property rights;
●	our results of operations, financial condition, liquidity, prospects, and growth strategies;
●	the industry in which we operate; and
●	the trends that may affect the industry or us.

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

●	As a result of our history of operating losses and accumulated deficit, there is substantial doubt on our ability to continue as a going concern and therefore, an increased risk associated with an investment in our company.
●	Our auditor’s opinion on our audited financial statements for the year ended December 31, 2024 includes an explanatory paragraph relating to our ability to continue as a going concern.
●	We have incurred significant net losses since inception and anticipate that we will continue to incur net losses for the foreseeable future and may never achieve or maintain profitability.
●	We will require substantial additional capital to fund our operations, and if we fail to obtain necessary funding, we may not be able to complete the development and commercialization of our product candidates.
●	We have limited operating history and no history of commercializing pharmaceutical products.
●	Unstable market and economic conditions may have serious adverse consequences on our business, financial condition and stock price.
●	We are heavily dependent on the success of buntanetap, our most advanced product candidate, which is still under clinical development, and if this drug does not receive regulatory approval or is not successfully commercialized, our business will be materially harmed.
●	We have concentrated our research and development efforts on the treatment of Alzheimer’s disease (“AD”) and Parkinson’s disease (“PD”), diseases that have historically seen limited success in drug development. Further, buntanetap is based on a novel approach to treating AD and PD, which makes it difficult to predict the time and cost of development and subsequently, obtaining regulatory approval.
●	If we are not successful in discovering, developing, and commercializing additional product candidates, our ability to expand our business and achieve our strategic objectives may be impaired.
●	Clinical trials, including the enrollment and retention of patients, are expensive, time-consuming, difficult to design and implement, and involve an uncertain outcome(s).
●	The regulatory approval processes of the FDA and comparable foreign authorities are lengthy, time consuming and inherently unpredictable, and if we are ultimately unable to obtain regulatory approval for buntanetap or any other product candidates, our business will be substantially harmed.
●	Results of preclinical studies, early clinical trials or analyses may not be indicative of results obtained in later trials. Interim “top-line” and preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are further subject to audit and verification procedures that could result in material changes in the final data. Furthermore, undue reliance on interim analyses may be detrimental to our long-term clinical development plans, which could harm our business, operating results, prospects or financial condition.

●	Our product candidates may cause serious adverse events or undesirable side effects, which may delay or prevent marketing approval, or, if approved, require them to be taken off the market, require them to include safety warnings or otherwise limit their sales.
●	The market opportunities for buntanetap or any other product candidates, if approved, may be smaller than we anticipate, which could adversely affect our business, financial condition and results of operations.
●	Even if we obtain regulatory approval for buntanetap or any of our product candidates, we will still face extensive and ongoing regulatory requirements and obligations.
●	We face significant competition from other biotechnology and pharmaceutical companies and our operating results will suffer if we fail to compete effectively.
●	The successful commercialization of buntanetap and any other product candidates we develop will depend in part on market acceptance; the extent to which governmental authorities and health insurers establish adequate coverage, reimbursement levels, and pricing policies; and our sales, marketing and distribution capabilities.
●	A variety of risks associated with operating internationally could materially adversely affect our business.
●	We currently rely on third parties for the production of clinical supply of buntanetap and for the conduct, supervision and monitoring of our clinical trials. If those third parties do not successfully carry out their contractual duties, or if they perform in an unsatisfactory manner or do not comply with regulatory standards and requirements, it may harm our business.
●	Changes in methods of product candidate manufacturing or formulation may result in additional costs or delays.
●	Enacted and future healthcare and other legislation may increase the difficulty and cost for us to obtain marketing approval of and commercialize our product candidates, if approved, and increase the liabilities to which we may become subject, as well as affect the prices we may set or the manner in which we conduct and plan to conduct our business.
●	If we are unable to obtain, maintain and enforce patent or other intellectual property protection for buntanetap or any future product candidates or technology, or if the scope of the patent protection obtained is not sufficiently broad, our competitors or other third parties could develop and commercialize products similar or identical to ours, our ability to successfully commercialize buntanetap or any future product candidates may be adversely affected and we may not be able to compete effectively in our markets.
●	We may be subject to claims challenging the inventorship of our patents and other intellectual property. We may additionally become subject to third parties’ claims alleging infringement of their patents and proprietary rights, or we may need to become involved in lawsuits to protect or enforce our patents, which could be costly, time consuming, delay or prevent the development and commercialization of our product candidates or put our patents and other proprietary rights at risk.
●	The cash and cash equivalents that we use to meet our working capital and operating expense needs are held in deposit accounts at two financial institutions. If one or both financial institutions fail, our deposit accounts could be adversely affected due to the loss of or delay in obtaining access to all or a portion of our uninsured funds.
●	The market price of our common stock has been volatile and fluctuated substantially in the past, and may continue to experience volatility and substantial fluctuations in the future, which could result in substantial losses for purchasers of our common stock.
●	We have been subject to securities class action litigation in the past and could be subject to such litigation in the future.

PART I

Item 1. Business.

Our Company

We are a late-stage clinical drug platform company addressing neurodegeneration, such as Alzheimer’s disease (“AD”) and Parkinson’s disease (“PD”). We are developing our lead product candidate, buntanetap, which is designed to address AD, PD, and potentially other chronic neurodegenerative diseases. Buntanetap is a synthetically produced small molecule, orally administered, brain penetrant compound. In several studies, buntanetap was observed to inhibit the synthesis of neurotoxic proteins — APP/Aβ (“APP”), tau/phospho- tau (“tau”) and α-Synuclein (“αSYN”) — that are some of the main causes of neurodegeneration. High levels of neurotoxic proteins lead to reduced axonal transport, which is responsible for the communication between and within nerve cells. When that communication is compromised, the immune system is activated and attacks the nerve cells, eventually killing them. We have observed in our clinical studies in early AD and early PD patients and pre-clinical studies in mice and rats that buntanetap lowered neurotoxic protein levels leading to improved axonal transport, reduced inflammation, lower nerve cell death and improved affected function.

In 2021, we completed two Phase 1/2 clinical studies: one in 14 early AD patients, and one in 54 early PD patients (together, the “AD/PD Trial”). In the AD/PD Trials, early AD patients were defined as those with a Mini Mental State Examination (“MMSE”) score between 19 and 28 and early PD patients as those patients at Hoehn & Yahr stages 1, 2 or 3. MMSE is a brief screening instrument used to assess cognitive function, with total scores ranging from 0 to 30 and a lower score indicating greater disease severity, while the Hoehn & Yahr scale is a medical assessment used to measure staging of the functional disability associated with PD where a higher stage indicates greater disease severity. In collaboration with the Alzheimer’s Disease Cooperative Study (“ADCS”), we also conducted a trial in 16 early AD patients (the “ADCS Trial”). In the ADCS Trial, early AD patients were defined as those patients with a MMSE score between 19 and 28. At the completion of the ADCS Trial, the data showed that buntanetap acts as a translational inhibitor in humans just like in animals, and we further observed that there was statistical improvement in cognition in early AD patients, just like in the AD/PD Trials.

All three clinical trials above were double-blind, placebo-controlled. We designed the studies by applying our understanding of the underlying neurodegenerative disease states and measured both target and pathway validation in the spinal fluid of patients to determine whether patients underlying disease condition improved following treatment. In addition to meeting their primary endpoints of safety and tolerability and secondary endpoint of pharmacokinetics (“PK”) of buntanetap, our AD/PD Trials also met exploratory endpoints of measures of biomarkers and improvements in cognition in AD patients, as well as function in PD patients. We believe that the AD/PD Trial represents the first double-blind, placebo-controlled study that showed improvements in AD patients, as measured by Alzheimer’s Disease Assessment Scale-Cognitive Subscale (“ADAS-Cog”) and in PD patients, as measured by Unified Parkinson’s Disease Rating Scale (“MDS-UPDRS” or “UPDRS”). ADAD-Cog is an assessment scale that measures cognitive functions and non-cognitive functions such as mood and behavior. More specifically, ADAS-Cog 11 is the cognitive assessment scale used to measure areas commonly seen to decline in AD patients. It consists of 11 specific tasks such as word recall, comprehension, object-naming, etc., in order to produce a scale measurement. UPDRS Part II and III are composed of a 42-item rating scale designed to assess Parkinson’s disease-related disability and impairment and also evaluate the activities of daily living and motor function.

Following completion of the AD/PD Trial, we submitted our data to the U.S. Food and Drug Administration (“FDA”) and requested direction to further pursue the development of buntanetap in early PD patients. With the FDA’s guidance, we initiated a Phase 3 study in early PD patients in August 2022 (our “Phase 3 PD Study”). In the Phase 3 PD Study, early PD patients were defined as those at Hoehn & Yahr stages 1, 2 or 3 and OFF times of less than two hours per day. OFF time refers to periods when PD motor and/or non-motor symptoms occur between medication doses. We also submitted a proposed protocol for the treatment of moderate AD to the FDA, and after receiving permission to proceed, we initiated a Phase 2/3 study in mild to moderate AD patients in February 2023 (our “Phase 2/3 AD Study”). In the Phase 2/3 AD Study, mild to moderate AD patients were defined as those with a MMSE score between 14 and 24. Our Phase 3 PD Study and Phase 2/3 AD Study each had built in interim analyses.

Our Phase 3 PD Study incorporated an interim analysis at two months, the results of which were disclosed on March 31, 2023. The pre-planned interim analysis was conducted by our data analytics provider based on 132 patients from all cohorts collectively, for which baseline and two-month data was available. Based on the results of the interim analysis, we proceeded with the Phase 3 PD Study as planned in accordance with the previously established protocol. The study was completed on December 4, 2023, and we released the topline PD Study efficacy data on July 2, 2024. The study data showed that in two subgroups, buntanetap improved UPDRS 2, 3, 2+3 and total. It also showed that in the entire intent to treat (“ITT”) population, buntanetap stopped the loss of cognition and that in the 12% of patients that already had cognitive issues, buntanetap improved cognition in a dose-dependent, statistically significant way. We expect to discuss the Phase 3 PD data with the FDA in a Type C meeting during 2025. During that meeting, we plan to propose continued development of buntanetap with an additional, pivotal Phase 3 trial.

With respect to the Phase 2/3 AD Study, we disclosed the results of the interim analysis on October 23, 2023, and similar to our PD study, based on the outcome of the interim analysis, we proceeded with the study as planned. The Phase 2/3 AD study was completed on February 13, 2024, and on April 29, 2024, we announced topline efficacy data. The data showed that in early AD patients, buntanetap improved ADAS-Cog11 in a dose-dependent fashion and was statistically significant from placebo and from baseline.

On October 10, 2024, the Company met with the FDA in an end-of-phase 2 meeting to discuss its Phase 2/3 AD data and to agree on a regulatory path forward. Annovis and the FDA have aligned on a development path for buntanetap towards the filing of New Drug Applications (NDAs), one for short-term and one for long-term efficacy. The Phase 3 AD program will investigate buntanetap in patients with early AD and will consist of one study that first incorporates a 6-month period aimed at confirming buntanetap’s symptomatic effects, while continuing blinded for an additional 12 months to show potential disease-modifying efficacy at 18 months. The completion of the first 6-month period, if well-designed and well-executed, may be sufficient to support an NDA filing, potentially within one year of the 6-month treatment period initiation.

During the end-of-phase 2 meeting for AD, the FDA raised no concerns with the Company’s data on buntanetap’s safety, including impact on liver enzymes, drug interactions, dose selection, pharmacokinetics and population pharmacokinetics. Further, the FDA confirmed that future development can proceed using the new crystal form of buntanetap.

We believe that we are the only company developing a drug for AD and PD that is designed to inhibit more than one neurotoxic protein and has a mechanism of action designed to restore nerve cell axonal and synaptic activity. By improving brain function, our goal is to treat memory loss and dementia associated with AD, as well as body and brain function issues associated with PD. Based on pre-clinical and clinical data collected to date, we believe that buntanetap has the potential to be the first drug to interfere with the underlying mechanism of neurodegeneration, potentially enabling buntanetap to be the only drug to improve cognition in AD and motor function in PD. The industry has historically encountered challenges in specifically targeting one neurotoxic protein, be it APP, tau or αSYN, indicating that doing so does not change the underlying course of neurodegeneration. Our ultimate goal is to develop a disease modifying drug (“DMD”) for patients with neurodegeneration by leveraging our clinical and pre-clinical data, which shows inhibition of the most relevant neurotoxic proteins. Studies have found that AD and PD are the most common neurodegenerative diseases in the U.S., and accordingly these diseases present two unmet needs of the aging population and two potentially large U.S. markets, if a DMD is developed and approved.

Our leadership team has substantial experience and extensive industry knowledge and has been successful with respect to meeting clinical timelines, enrollment progression and data readouts.

Company Leadership

Maria L. Maccecchini, our Founder, President and CEO, founded Annovis in May 2008 to develop improved therapeutics for neurodegeneration. She was previously the Founder and CEO of Symphony Pharmaceuticals/Annovis, a biotech company that was sold to Transgenomic in 2001. She was previously the General Manager of Bachem Bioscience, the U.S. subsidiary of Bachem AG, Switzerland. Dr. Maccecchini completed one postdoc at Caltech and another at the Roche Institute of Immunology. Her PhD in biochemistry is from the Biocenter of Basel with a two-year visiting fellowship at The Rockefeller University.

Cheng Fang, Senior Vice President, Research and Development, has broad scientific knowledge and over a decade of experience working in the field of neurodegenerative diseases. She previously worked at Clarivate Analytics and the Cornell Institute for Medical Research. As a Research Assistant Professor at Boston University, she designed projects that addressed prion diseases and AD. Dr. Fang has a PhD in biology and neuroscience from Pennsylvania State University. She also holds a B.S. in biopharmaceutics from Nanjing University.

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

Melissa Gaines, Senior Vice President, Clinical Operations, is an accomplished clinical research professional with over 20 years of experience garnered from positions held in academia, contract research organizations and pharmaceutical companies. She was previously Senior Director, Clinical Operations, for Worldwide Clinical Trials, and has over a decade of experience at INC Research. She has demonstrated proven success in leading cross-functional teams as well as driving operational success. Ms. Gaines holds a B.A. in Psychology from Millersville University of Pennsylvania.

Mike Christie, our Vice President, Process Chemistry, has spent over 40 years working in the pharmaceutical industry, with a focus on process chemistry R&D, pilot plant production and good manufacturing practice (“cGMP”) operations. He has held senior management positions in both large (SmithKline, Rhodia, Teva) and mid-size (Cephalon) companies, as well as being the founder of a company providing contract process R&D services (later acquired by ChiRex). Dr. Christie is co-author or co-inventor on several publications and patents. He earned his BS in chemistry from the University of Michigan and his doctorate from MIT.

Andrew Walsh, our Vice President, Finance, has over 13 years of diverse finance experience at both public and private companies. Prior to joining Annovis, Mr. Walsh served as Senior Director, Finance and Treasury at Ocugen, a Nasdaq-listed biotech developing gene and cell therapies. There he provided oversight over all areas of finance, including SEC Reporting, FP&A, as well as Treasury. He also previously served as Director, Treasury and Tax at Potters Industries, a private equity sponsored materials manufacturer. Mr. Walsh began his career at KPMG as a member of its tax practice. He holds a B.S. in Accounting from Drexel University, summa cum laude.

Mechanism of Action

Our lead product candidate, buntanetap, is designed as an oral translational inhibitor of neurotoxic aggregating proteins such as APP, tau and αSYN. To understand how buntanetap can potentially inhibit translation, we undertook two complementary approaches: a macro approach to examine all proteins in the cell whose translation is affected by buntanetap, and a micro approach to study the mechanism of action using molecular biology, to understand and validate the binding and function.

First, the non-biased proteomics approach was applied to explore what proteins in the total protein universe were specifically downregulated by buntanetap. We have observed that, in addition to the proteins already known to be reduced by buntanetap, other neurotoxic aggregating proteins - huntingtin protein (“HTT”) and TDP43 - were downregulated as well.

A detailed analysis of the reduction of these protein levels was conducted in five different laboratories using multiple methodologies. The results observed in the analysis revealed that the mRNAs of these proteins have a special region, an atypical stem loop, that is preserved and responsible for their translation. When this region is bound to an RNA binding protein, the mRNA is not translated. When this region is free, the mRNA is translated. In neurodegenerative conditions, the mRNA coding for these neurotoxic proteins is over-translated, produces high levels of these proteins and causes them to become toxic. Buntanetap was observed to specifically increase the affinity between this special region and the RNA binding protein, preventing the mRNA from being released and translated.

The process outlined above leads to lower translation, lower levels of neurotoxic proteins, and less toxicity in the brain. By preventing the overexpression of these neurotoxic proteins, buntanetap is designed to reverse the downstream toxic cascade that leads to neurodegeneration and reinstates homeostasis.

The following illustration visually depicts the mechanism of action of buntanetap:

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

The Toxic Cascade Leading to Nerve Cell Death and Loss of Function

The toxic cascade in neurodegeneration begins with high levels of neurotoxic proteins which lead to impaired axonal transport, inflammation, death of nerve cells and loss of cognition and motor function. Buntanetap and ANVS405, our product candidates designed to treat acute neurodegeneration, including traumatic brain injury (“TBI”), have a mechanism of action we believe to be unique. The mechanism of action is designed to inhibit the over-translation of and ultimately reduce the levels of APP, tau and αSYN, which play a central role in the pathogenesis of both AD and PD. This leads us to believe that buntanetap has the potential to be a promising drug for the treatment of both AD and PD. Our approach is innovative in that we do not have a single therapeutic target for a single disease; instead, we are developing a technology platform that has the potential to target the mRNAs of multiple neurotoxic proteins, which are potentially impactful for multiple diseases.

In our AD/PD Trials in human AD and PD patients, we observed that buntanetap reduced levels of neurotoxic proteins, improved axonal transport and synaptic function, reduced inflammation, improved the health of nerve cells and improved cognition and function in mild to moderate AD and PD patients. Further, we have also observed that buntanetap reduced the levels of multiple neurotoxic proteins in animals, reversed the entire toxic cascade and recovered the affected function, be it in the brain, the body, or the eyes.

Pipeline

Our pipeline consists of: buntanetap for chronic neurodegeneration - including AD, PD and Lewy Body Dementia - as well as within certain combination therapies summarized below; ANVS405 for acute neurodegeneration; and ANVS301 for advanced AD.

Buntanetap
Indication
Pre-clinical
IND
Phase 1
Phase 2
Phase 3
Alzheimer's disease (AD)
Parkinson's disease (PD)
Lewy Body Dementia
Combination therapies
Buntanetap + Trulicity®
Buntanetap + Viagra
Buntanetap + Trulicity® + Viagra
ANVS 405
Traumatic Brain Injury (TBI)
Stroke
ANVS 301
Advanced AD

Buntanetap

Our lead product candidate, buntanetap, is an orally administered drug being developed for chronic indications such as AD and PD. Buntanetap has been observed to improve axonal transport in these diseases in preclinical studies by inhibiting the overproduction of neurotoxic proteins that kill nerve cells. In Phase 2/3 early AD patients, we have seen a statistically significant improvement in ADAS-Cog. In Phase 3 PD patients, we have seen statistically significant improvement in cognition for an ITT population, as well as in UPDRS scores for a per protocol population. The drug has further demonstrated improvements of cognition, including memory and learning, in AD mice, as well as movement, including colonic motility and grip strength, in PD mice. Buntanetap was tested in three Phase 1 clinical studies that showed it to be well tolerated. This safety data is applicable to the clinical development of buntanetap for AD, PD, and potentially other chronic neurodegenerative diseases.

Below is a summary depiction of our previously completed clinical studies of buntanetap. To date, over 1,000 human patients have been treated in the clinic and the drug has consistently shown to be well tolerated with minimal side effects:

We believe that buntanetap has the potential to be the only drug to improve both cognition in AD patients, and motor function in PD patients.

ANVS405

ANVS405 is an intravenous drug being developed for acute indications and focused on protecting the brain after Traumatic Brain Injury (“TBI”) and/or stroke. ANVS405 is the same compound as buntanetap, given in cases of acute head and brain trauma. In prior animal studies, ANVS405 was given to rats intravenously after TBI to determine whether ANVS405 would reach the brain in less than 15 minutes, as opposed to 1.5 hours if given orally. TBI rats that were treated with ANVS405 after the injury exhibited enhanced memory and learning and lower microglia activation, a measure of inflammation. The program has previously been funded by a grant from the U.S. Army and has since been completed. We therefore plan to seek additional grant funding to further the development of ANVS405 for acute indications of brain and nerve trauma. If and when we receive such sufficient funding, we plan to conduct a follow-on study to evaluate the effect of ANVS405 administered to TBI rats at various intervals post-injury to determine how long after a TBI a patient can effectively be treated. Our plan is to seek further funding to conduct the toxicology and pharmacokinetics (“PK”) studies in animals, file the initial new drug application (“IND”), conduct the safety and PK studies in humans and later, continue with Phase 2 and Phase 3 efficacy studies.

ANVS301

ANVS301 is an orally administered drug being developed to increase cognitive capability in later stages of AD and dementia. ANVS301 was observed to improve memory and learning in rats of an advanced age by lowering the number of errors from six to three and shortening run times from approximately 75 to approximately 28 seconds. ANVS301 previously finished a single ascending dose Phase 1 clinical trial that was conducted and financed by the National Institutes of Health (“NIH”).

Clinical Trials of Buntanetap

Future Development Plan for Alzheimer’s Disease

The future development of buntanetap for AD includes the recently initiated pivotal Phase 3 study for early AD patients. This study was designed to include both a 6-month treatment window to demonstrate symptomatic efficacy, combined with a 12-month extension that will allow the study to achieve an 18-month treatment window that demonstrates disease modifying effects. We also expect future development to include an open-label extension for AD.

In February of 2025, we initiated the Phase 3 AD study of buntanetap in 750 early AD patients, which will be separated into two cohorts of 375 patients (the “Phase 3 AD Trial”). The trial is expected to be conducted at up to 100 sites in the U.S. The Phase 3 AD Trial is a double-blind, placebo-controlled efficacy study which treats early AD patients. The inclusion criteria for early AD is an MMSE score of 21 to 28 and diagnosis according to NIA and NIA-AAA criteria. Patients participating in the trial are age 55-85, have a study partner, are of non-child-bearing age or agree to effective contraception, and have no evidence of suicidal ideation. Additionally, for Phase 3 AD we are incorporating a new biomarker-based inclusion criteria, for a positive reading of pTau217 levels in plasma. pTau217, a phosphorylated form of the tau protein, has been recognized by the FDA as an acceptable early detection biomarker for AD.

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

Patients are to be randomly assigned to receive either 30 mg of buntanetap or placebo, once per day. Patients will visit the clinic for the first-time dosing in clinic, followed by an at home dosing period of 24/72 weeks. As described above, the study plan calls for opening the blind to a select group of individuals who will analyze the data after the 24-week treatment window, in order to evaluate 6-month efficacy of buntanetap. Study participants will remain blinded and will continue participation for an additional 48 weeks so that buntanetap’s disease modifying efficacy can be evaluated over a total of 18 months.

Below is a visual depiction of the development path and study design for the active Phase 3 AD program:

We expect the 6-month symptomatic component of the combined AD trial to read-out in the second half of 2026. The 18-month disease modifying component is expected to read out in the second half of 2027.

Future Development Plan for Parkinson’s Disease

As mentioned above, we also intend to propose a pivotal Phase 3 trial for Parkinson’s patients to the FDA during 2025. Buntanetap has been shown to prevent worsening of cognition in the entirety of our previous Phase 3 ITT population. In the same study, the drug also showed statistically significant improvement in MDS-UPDRS Part II, III, IV, total and MMSE in a per protocol subgroup population. Our plan is to continuing refining a proposed pivotal Phase 3 program design during 2025 and when it is finalized, we will propose a meeting with the FDA to solidify the path forward for clinical development of buntanetap in PD.

Similar to the AD program, we also expect to ask the FDA for clearance to add an open-label extension to allow all patients that participate in our pivotal Phase 3 PD program to continue on the medication.

Initiation of the pivotal Phase 3 PD program and open-label extension is also currently contingent on additional fundraising.

Phase 3 PD Trial

In August 2022, we initiated a Phase 3 clinical trial of buntanetap in 450 early PD patients, which were separated into three cohorts of 150 patients (the “Phase 3 PD Trial”). The Phase 3 PD Trial was conducted at 53 sites in the U.S. and 49 sites in the EU. The Phase 3 PD Trial was a double-blind placebo-controlled efficacy study which treated early PD. The inclusion criteria for early PD was Hoehn & Yahr 1, 2 and 3 with less than 2 hours of OFF time, as well as a MMSE score of 22 to 30. Patients participating in the trial were age 40-85, were of non-child-bearing age or agree to effective contraception and had no evidence of suicidal ideation. Patients participating in the trial were permitted to remain on any drugs they regularly took, whether for PD or for other conditions, as long as were stable on such medication. Patients with uncontrolled diabetes, cardiovascular issues or seizures, patients with clinically significant abnormal laboratory values, patients with cancer within the last year and patients suffering from alcohol or substance abuse were excluded from the trial. Patients were randomly assigned to receive either 10 or 20 mg of buntanetap or placebo, once per day. Patients visit the clinic for the first-time dosing in clinic, followed by an at home dosing period of 6 months. The study plan incorporated an interim analysis at two months, the results of which were disclosed by the Company on March 31, 2023. Based on the results of the interim analysis, we proceeded with the Phase 3 PD Study as planned in accordance with the previously established protocol.

The Phase 3 PD Trial’s primary endpoints were evaluated using the following measures: MDS-UPDRS Part II and III. Specifically, The FDA requested two co-primary endpoints to have an objective primary endpoint (MDS-UPDRS Part III, motor function) and a subjective primary endpoint (MDS-UPDRS Part II, activities of daily living). Together, these co-primary endpoints were intended to provide a more complete picture of the study and treatment results. The secondary endpoints were evaluated using the following measures: the MDS-UPDRS total score, which includes the Part II and III measures we well as mentation, behavior, and mood symptoms, and complications of dopaminergic therapy; the participant global impression of change (“PGIC”), a participant-reported outcome which asks how their condition has changed compared to their condition at the beginning of treatment; and the Change on Clinical Global Impression of Severity (“CGIS”), which measures the severity of movement impairment as assessed by a site rater.

The study was completed on December 4, 2023, and we released the topline PD Study efficacy data on July 2, 2024. The data showed that in two subgroups, buntanetap improved UPDRS 2, 3, 2+3 and total score. It also showed that in the entire ITT population, buntanetap stopped the loss of cognition and that in the 12% of patients that already had cognitive issues, buntanetap improved cognition in a dose-dependent, statistically significant way. We expect to discuss the PD data with the FDA at an end-of-study meeting during 2025. During that meeting, we plan to propose continued development of buntanetap with a pivotal Phase 3 trial.

Phase 2/3 AD Trial

In February 2023, we initiated a Phase 2/3 clinical trial of buntanetap in 320 mild to moderate AD patients, which were separated into four cohorts of 80 patients (the “Phase 2/3 AD Trial”). The Phase 2/3 AD Trial was conducted at 64 sites in the U.S. The Phase 2/3 AD Trial was a double-blind, placebo-controlled efficacy study which treated mild to moderate AD. The inclusion criteria for mild to moderate AD was a MMSE score of 14 to 24. Patients participating in the trial were age 55-85, had a study partner, were of non-child-bearing age or agreed to effective contraception, and had no evidence of suicidal ideation. Patients participating in the trial were permitted to remain on any drugs they regularly took, whether for AD or for other conditions, as long as they were stable on such medication. Patients with uncontrolled diabetes, cardiovascular issues or seizures, patients with clinically significant abnormal laboratory values, patients with cancer within the last year and patients suffering from alcohol or substance abuse were excluded from participating.

Patients were randomly assigned to receive either 7.5, 15 or 30 mg of buntanetap or placebo, once per day. Patients visited the clinic for the first-time dosing in clinic, followed by an at home dosing period of 12 weeks. The study plan incorporated an interim analysis at six-weeks, the results of which were disclosed on October 23,2023. Similar to above for the PD study, based on the outcome of the interim analysis, we proceeded with the remaining AD study as planned after the interim analysis.

The co-primary endpoints of the Phase 2/3 AD Trial were evaluated using the following measures: ADAS-Cog 11 and ADCS-Clinical Global Impression of Change (“ADCS-CGIC”), which focuses on clinicians’ observations of change in the patient’s cognitive, functional, and behavioral performance since the beginning of a trial. The FDA requested the inclusion of two co-primary endpoints to have an objective primary endpoint (ADAS-Cog, cognition) and a subjective primary endpoint (ADCS-CGIC, activities of daily living). Together, these co-primary endpoints were intended to provide a more complete picture of the study and treatment results. The secondary endpoints were evaluated using the following measures: the ADCS-Instrumental Activities of Daily Living Scale (“ADCS-ADL”), which measures 6 basic activities of daily living items, including basic self-care tasks such as feeding, mobility and bathing, and 17 instrumental activities of daily living items, which include a broad range of activities based on cultural norms and gender roles; MMSE; and the digital symbol substitution test (“DSST”), which asks individuals to record associations between different symbols and numbers within time limits to assess cognition.

The Phase 2/3 AD study was completed on February 13, 2024, and on April 29, 2024, we announced topline efficacy data. The data showed that in a subgroup of early AD patients, buntanetap improved ADAS-Cog11 in a dose-dependent fashion and was statistically significant from placebo and from baseline.

On October 10, 2024, the Company met with the FDA in an end-of-phase 2 meeting to discuss its Phase 2/3 AD data and to agree on a regulatory path forward. Annovis and the FDA have now aligned on a development path for buntanetap towards the filing of New Drug Applications (NDAs), one for short-term and one for long-term efficacy. The Phase 3 program will investigate buntanetap in patients with early AD and will consist of one study that first incorporates a 6-month study period aimed at confirming buntanetap’s symptomatic effects and later moving into an 18-month study period designed to demonstrate potential disease-modifying effects. While the overall study will last for the entire 18 months, the completion of the first 6-month treatment period, if well-designed and well-executed, may be sufficient to support an NDA filing, potentially within one year of the study’s initiation.

During the end-of-phase 2 meeting, the FDA raised no concerns with the Company’s data on buntanetap’s safety, including liver enzymes, drug interactions, dose selection, pharmacokinetics, population pharmacokinetics, and confirmed that development can proceed using the new crystal form of buntanetap.

.Phase 1/2 AD/PD Trials

In 2021, we completed a Phase 1/2 clinical trial of buntanetap in 14 early AD and 54 early PD patients (the “AD/PD Trials”) which were conducted at 12 clinical sites in the U.S. The AD/PD Trials were double-blind, placebo-controlled studies which treated mild to moderate AD and early PD patients for 25 +/- 2 days. The inclusion criteria for the AD portion of the AD/PD Trials were MMSE 18-28 and age 45 and older. For the PD portion of the AD/PD Trials, inclusion criteria were MMSE 18-30, age 45 and older and Hoehn & Yahr 1, 2 or 3. Patients participating in the trial were of non-child-bearing age or agreed to effective contraception and had no evidence of suicidal ideation. Patients participating in the trial could remain on any drugs they regularly took, whether for PD, for AD or for other conditions, as long as they were stable on such medication. Patients with uncontrolled diabetes, cardiovascular issues or seizures, patients with clinically significant abnormal laboratory values, patients who had cancer within the prior year and patients who suffered from alcohol or substance abuse were excluded from the trial.

The AD/PD Trials were designed to assess the safety, tolerability, and PK of buntanetap. The studies met their primary endpoints of safety and tolerability, as measured by the percentage of patients with treatment-emergent adverse events in the buntanetap treatment arms as compared to the placebo groups, and secondary endpoint of pharmacokinetics of buntanetap, as measured by the concentration of buntanetap in plasma. The studies also met exploratory endpoints of measures of biomarkers related to neurotoxic protein cascade, and improvements in cognition in AD patients and function in PD patients. We believe the AD/PD Trials were the first double-blind, placebo-controlled studies that showed improvements in AD patients as measured by ADAS-Cog, and in PD patients as measured by UPDRS.

The studies were conducted in two parts. The first part of the AD/PD Trials was in 14 early AD patients and 14 early PD patients. Patients were randomly assigned to receive either 80 mg of buntanetap or placebo, once per day. The second part of the AD/PD Trials was a dose response analysis performed in 40 early PD patients in which patients were randomly assigned to receive 5 mg, 10 mg, 20 mg, or 40 mg of buntanetap, once per day. In both parts of the AD/PD Trials, patients visited the clinic for the first-time dosing in clinic, followed by an at home dosing period of 25 +/- 2 days. We measured levels of neurotoxic proteins, neurotransmitters, neurotrophic factors, inflammation, and nerve cell death in all patients, as well as cognitive and functional improvements.

Safety results showed that buntanetap was well-tolerated in all dose groups. No serious adverse events were reported. The adverse events seen included problems related to CNS sampling: headaches, back and leg pain. PK parameters for buntanetap in plasma of AD and PD patients were similar to those seen in Phase 1 in our single ascending dose (“SAD”) and multiple ascending dose (“MAD”) studies in healthy volunteers, and in a proof-of-concept study in mild-cognitive impaired (“MCI”) patients.

We observed that buntanetap administration for 25 days lowered secreted APP α and β as well as total-tau and phosphorylated-tau levels in AD patients, and alpha-synuclein levels in PD patients. APP and its downstream products and tau are the neurotoxic proteins involved in AD, while αSYN is the primary neurotoxic culprit of PD.

CSF was extracted before starting the study at baseline and at time 0 to 6 hours at the end of the study in both placebo and buntanetap treated patients. The values from time 0 to 6 hours were pooled to lower variability and the placebo values were deducted from the treated values. In all but one case, Ab42, we saw that the levels in buntanetap treated patients were lower than in placebo patients. With respect to Ab42, we observed that levels were slightly higher, which is consistent with our hypothesis that Ab42 levels are lower in advanced AD and higher in early AD. We believe that higher Ab42 levels we observed suggest that the course of AD was reversed and the patients improved. Again, CSF was extracted at baseline and for 6 hours after the study and the values of the placebo patients were subtracted from the buntanetap treated patients. We observed that inflammatory markers were generally reduced in both patient populations.

We observed that buntanetap reduced neurofilament light (“NFL”) levels in both AD and PD patients, suggesting a potential improvement in axonal integrity. We also observed that buntanetap reduced neurogranin (“NG”) levels in both AD and PD, potentially suggesting more intact synaptic functions. The same CSF as above was used to measure neurofilament light and neurogranin before and after treatment and to compare buntanetap patients to placebo. In both patient populations, neurofilament light and neurogranin are lower in treated than in placebo patients.

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

In Parkinson’s disease, we pooled the original 14 PD patients with the additional 40 PD patients and looked at the MDS-UPDRS and WAIS coding tests to evaluate buntanetap’s effects on PD patients’ mobility and functionality. The 54 PD patients received doses of either 5mg, 10mg, 20mg, 40mg or 80mg buntanetap treatment or placebo, once per day. We observed a statistically significant improvement in UPDRS Part II, III and IV individually. Specifically, Part III of the MDS-UPDRS measures the motor functions and has long been used as a standard to assess drugs’ effects on patients’ mobility.

We combined the two best doses, 10 and 20 mgs, and all doses, and saw an improvement of 3.6 (16.4%) for 10 and 20 mg, and of 2.4 (13.3%) for all doses combined compared to baseline. In the WAIS coding test, PD patients showed a statistically significant improvement both from baseline (17.1% for 10+20mg; 13.3% for all doses combined) and from placebo (27.1% for 10+20mg; 23.3% for all doses combined).

Axonal Transport in Human Nerve Cells

When the information highway of a nerve cell slows down, the nerve cell is unable to properly communicate with other nerve cells, internal organs and the periphery and it gets sick and dies.

The transfer of information in a nerve cell is called axonal transport. Axonal transport is responsible for:

●	Neurotransmitters GABA (anxiety), ACh (cognition), dopamine (movement), serotonin (mood)
●	Neurotrophic factors NGF, BDNF, and
●	All communication within and between nerve cells

When transport and synaptic transmission are impaired, the cell releases lower levels of neurotransmitters, leading to impaired nerve cell health. The diseased cell is then attacked by the immune system, which is activated when it detects a diseased cell, and it eventually kills the cell. Impairment in axonal transport, therefore, leads to inflammation and eventually to nerve cell death. This is visually illustrated below.

TBI Study in Rats

TBI causes severe cognitive and neurological impairment, which can incapacitate the patient, reduce quality of life, and increase the risk of morbidity and mortality. TBI is known to increase the risk for neurodegenerative disorders such as AD and PD. Several studies have analyzed changes in the brain after TBI and identified up-regulation of neurotoxic proteins, such as APP, tau, and αSYN.

In our study, rats were subjected to either fluid percussion injury (“FPI”) or sham operation to one side of the brain. Three different ANVS405 doses or saline were given intraperitoneally to rats subjected to FPI for four weeks, with the first dose administered one-hour post-injury. At the termination of the treatment, all of the rats were first tested for their performance in a water maze, and then they were sacrificed for brain staining of living cells and determination of microglia activation. 10 mg/kg ANVS405 was shown to improve memory and learning as measured by water maze performance. Furthermore, sections of the brain were stained with tyrosine hydroxylase (“TH”), wherein TH stains only live cells. The amounts of TH immunoreactivity in the whole striatum of the brain slices were measured. The rats treated with all three doses of ANVS405 showed higher TH staining in the ipsilateral area of the brain than the vehicle treated animals. Thus, ANVS405 demonstrated the ability to protect the striatum following FPI in rats.

Because FPI can induce microglial activation, we next checked whether ANVS405 would reverse this pathology. In our study, we found that ANVS405 increased the number of resting microglia and reduced the number of activated microglia.

Stroke Mice Model

Buntanetap was also tested in a stroke model, in which mice were challenged with MCAo-induced stroke (middle carotid artery occlusion induced stoke) and after four weeks, the number of surviving neurons was quantified. After four weeks the locomotor function, behavior, and cognition of these mice were also evaluated.

Buntanetap, in combination with pifithrin-α (“PFT-α”) given to mice after the induced stroke improved mice locomotor activity and cognitive function. While both treatments yielded improvements in locomotor and cognitive function, the combined buntanetap/PFT-α treatment proved able to enhance stroke-induced endogenous neurogenesis and improve the functional recovery in stroke animals. The combined treatment also significantly improved cognitive function more than the single treatment with PFT-α.

Potential Markets for our Lead Drug Candidate

With there being a very large potential market for neurodegenerative diseases, most pharma companies have a program studying some aspect of nerve and brain degeneration. Some newer approaches target tau, whose expression is more closely associated with cognitive decline. Similarly, for PD, several companies are trying to inhibit αSYN. So far, we believe that generally, neither drugs attacking tau nor αSYN have shown positive results. Hence there is a substantial need for a new and different disease-modifying strategy. There is more than one neurotoxic protein in the brain of AD and of PD patients, and the same neurotoxic proteins are involved in the pathogenesis of AD and PD.

A significant portion of AD patients’ brains display mixed PD pathology and vice versa. Therefore, just attacking one of these proteins may result in no or lower efficacy than attacking them all. To prove that this approach is possible, we are studying the effects of buntanetap on the levels of several neurotoxic proteins and other surrogate markers, in parallel, in both AD and PD patients.

Alzheimer’s Disease Market

AD is a neurodegenerative disorder with cognitive, functional, and behavioral alterations. AD is age-related, and its incidence is increasing with the aging of the population. It is estimated that currently 55 million victims of AD or some form of dementia exist in the world and by 2050, the number will grow to nearly 140 million people worldwide. In the United States, it is estimated that there are nearly seven million patients with AD currently and that by 2060, the number of people aged 65 and older with AD is projected to reach nearly 14 million people. Nearly eightfold as many people have preclinical AD as have symptomatic AD and are at risk for progressing to full manifestation of the disease. Disease modifying treatments (“DMTs“) that will prevent or delay the onset or slow the progression of AD are urgently needed. Similarly, medications to effectively improve cognition or ameliorate neuropsychiatric symptoms of patients in the symptomatic phases of AD are needed to improve memory and behavior.

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

Parkinson’s Disease Market

PD is also a progressive neurodegenerative disorder with both movement and non-movement symptoms, functional, behavioral and cognitive alterations. PD, like AD, is age-related and is becoming markedly more common with the aging of the world’s population. PD affects about 1% of the population over the age of 60, while in individuals over the age of 85, this prevalence reaches 5%, highlighting the impact that advancing age has on the risk of developing this condition.

PD affects more than 10 million people worldwide, of which nearly one million are in the U.S. While a 2014 study estimated that the incidence in the U.S. will rise to 1.2 million by 2030, a later 2022 study found that there are nearly 90,000 new cases of PD diagnosed each year in the U.S., potentially supporting an even greater future incidence rate. By 2050, the number of worldwide PD patients is expected to grow to up to 30 million.

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

Another study looked at the incidence of mixed pathologies diagnosed community-dwelling older persons. Those with dementia most often have multiple brain pathologies, which greatly increases the odds of dementia. Specifically, in people with dementia, over 50% had multiple diagnoses (AD, PD/Lewy body dementia, PDD or infarcts). After accounting for age, persons with multiple diagnoses were almost three times more likely to exhibit dementia compared to those with one pathologic diagnosis.

We believe that a therapy that only addresses Aβ, tau or αSYN is less likely to help people with mixed pathologies. Since buntanetap is designed to inhibit more than one neurotoxic protein, we believe that it may have the potential to slow or eventually stop AD, PD and mixed pathology diseases.

Therapeutic Approaches and Competition

Alzheimer’s Disease Approaches

Drug development for AD has historically proven to be very difficult. Drugs which have been approved for the treatment of AD include cholinesterase inhibitors (tacrine, donepezil, rivastigmine, galantamine),an N-methyl-D-aspartate receptor antagonist (memantine) and more recently, monoclonal antibody treatments (donanemab, lecanemab). Many failures in AD drug development have occurred, with both small molecules and immunotherapies failing to show a dramatic drug/placebo difference or having unacceptable toxicity.

Most clinical trials conducted have addressed amyloid targets. Since Aβ accumulates for years before the symptoms of AD are visible, some pharmaceutical companies are testing their drugs earlier, including in cognitively normal people or those who have genetic profiles that place them at high(er) risk for developing AD.

An increasing number of agents are also directed at tau-related targets. Neurofibrillary tangles are one of two major pathological hallmarks of AD. Correlation studies conducted by Braak and Braak demonstrate that neurofibrillary tangle burden more closely correlates with cognitive decline than amyloid plaque load. Several phase 3 studies conducted with tau approaches have failed. There are still several anti-tau approaches in the clinic.

In summary, at present there are few disease-modifying agents currently on the market and existing treatments show limited efficacy. Previous large efforts to develop a DMD for AD has targeted Aβ42, but many Aβ42 approaches to date have failed and again, have shown limited efficacy when treating AD. Further, most companies testing tau have shown negative results as well. As a result, many organizations have pulled out of AD research and are waiting to see if a new or alternative approach may have a better outcome. Since the AD brain contains several neurotoxic proteins—amyloid precursor protein and its toxic fragments Aβ42 and IC99, as well as tau and αSYN, we believe an Aβ42-only approach is not sufficient in order to develop a DMD drug. We believe that a DMD drug needs to target more than just one toxic protein to be efficacious and we are developing buntanetap with this approach in mind. A concerning observation derived from a review of the existing industry AD pipeline is the lack of agents targeting the moderate to advanced stages of AD. With over 15 million people affected by AD dementia worldwide, there is an urgent need to develop more effective symptomatic treatments for moderate to advanced stage disease. The paucity of agents directed at this population represents a significant weakness of the AD drug development pipeline.

Parkinson’s Disease Approaches

Levodopa (“L-DOPA”) was introduced for use in treating PD more than 40 years ago and remains the mainstay of therapy for improving the symptoms of the disease. Unlike dopamine, which cannot cross the blood—brain barrier, L-DOPA is effectively absorbed into the brain, where it metabolizes into dopamine. It is typically administered five times a day and works well in controlling symptoms for one to five years. Unfortunately, the effects of L-DOPA in any patient diminish with time. There are several other drugs available to treat PD, which also seek to modulate dopamine levels. Combination drug therapy is common in PD. For instance, the use of other drug classes such as the catechol-O-methyltransferase (“COMT”) inhibitors and the monoamine oxidase (“MAO”) inhibitors allow patients to reduce L-DOPA dosing levels.

The current global market for PD drugs is estimated at $5 to $6 billion worldwide, despite high-volume generics. The most important current therapy for PD, L-DOPA, is prescribed as a generic. While volume growth in the category is expected to remain healthy, dollar growth will likely remain relatively flat as some of the category’s larger brands contend with generic inroads. The size of the current market reflects the absence of innovative branded therapies more than it does the medical need.

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

Intellectual Property Overview

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

Annovis has filed fourteen (14) families of patents and patent applications to prolong the patent life of buntanetap. The pending patent applications invented and filed by Annovis include claims directed to:

●	a method of treating neurodegenerative diseases such as AD and PD;
●	a method of treating and/or preventing acute brain and nerve injuries;
●	a method of prevention and treatment of disease states due to metal dis-homeostasis such as AD or PD as well as other acute or chronic neurodegenerative diseases;
●	a method of treating viral and bacterial infections of the brain, including COVID-19;
●	a method of inhibiting cancer metastasis;
●	combinations of buntanetap with some drugs and uses of these combinations to treat neurodegenerative diseases;
●	a method of treating neuropsychiatric indications;
●	a new composition of matter of Posiphen, Form B or ANVS402; and
●	new methods for making buntanetap and Posiphen Form B.

Solid forms of chemical compounds can exist in different crystalline structures. One crystalline structure of Posiphen is buntanetap. Annovis, through its research efforts, invented a new crystalline form of Posiphen, known as Form B (“ANVS402”). Form B, or ANVS402, has demonstrated certain improvements over buntanetap and was filed as a new composition of matter patent application.

As of February 9, 2024, our patent portfolio comprised 39 total issued patents plus 18 pending patent applications in various jurisdictions.

The patents, granted and if granted based on the pending applications, have expiration dates between 2031 and 2045. The first patent application family we filed, which would be expected to expire in 2031, before any patent term adjustments or extensions, covers the use of buntanetap in the treatment of AD, PD and other neurodegenerative disorders such as Huntington’s disease, prion diseases, amyotrophic lateral sclerosis, tauopathies, frontotemporal dementia, Lewy bodies disease, and chronic traumatic encephalopathy, based on our preclinical research. In August 2019, the U.S. Patent and Trademark Office (“USPTO”) granted the first of our Annovis patents from this family covering treatment of PD and Lewy body diseases. Subsequently, the USPTO also granted patents covering treatment frontotemporal dementia and Prion’s disease, tauopathies, chronic traumatic encephalopathy, prion diseases, amyotrophic lateral sclerosis, Alzheimer’s and Huntington’s disease.

The second patent application family covers ANVS405’s use in acute brain and nerve trauma and would be expected to expire in 2036, before any patent term adjustments or extensions. In December 2020, the EPO approved the whole patent and it has since been approved in most countries filed claiming a method of treating acute nerve and brain injuries by administering ANVS405 before and after the injury. The US patent office instead has asked us to separate the application into four divisional applications covering stroke, traumatic brain injury, nerve injury and spinal cord injury.

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

The eighth patent application family relates to treatment of neurodegenerative diseases and other diseases via co-administration of buntanetap or related compounds and an antidiabetic agent. In September 2024, we filed an International (PCT) application and a U.S. nonprovisional patent application directed to treatment of neurodegenerative diseases and other diseases via administration of this combination.

The ninth patent application family relates to treatment of neurodegenerative diseases and other diseases via co-administration of buntanetap or related compounds and a phosphodiesterase inhibitor. In September 2024, we filed an International (PCT) application and a U.S. nonprovisional patent application directed to treatment of neurodegenerative diseases and other diseases via administration of this combination.

The tenth patent application family relates to treatment of neurodegenerative diseases and other diseases via co-administration of buntanetap or related compounds and an antihypertensive agent. In September 2024, we filed an International (PCT) application and a U.S. nonprovisional patent application directed to treatment of neurodegenerative diseases and other diseases via administration of this combination.

The eleventh patent application family relates to treatment of neurodegenerative diseases and other diseases via co-administration of buntanetap with two additional therapeutic agents. In August 2024, we filed a provisional U.S. Patent application directed to treatment of neurodegenerative diseases and other diseases via administration of this combination.

The twelfth patent application family relates to treatment of neurodegenerative diseases and other diseases via co-administration of buntanetap or related compounds and an additional therapeutic agent. In February 2025, we filed a provisional U.S. Patent application directed to treatment of neurodegenerative diseases and other diseases via administration of this combination.

The thirteenth patent application family relates to the new Form B of Posiphen (ANVS402); it demonstrates that it can be used instead of buntanetap, including in the foregoing uses of buntanetap of the Company’s patent portfolio. Posiphen Form B may be the compound of choice in current uses of buntanetap, because it may have advantageous properties such as better stability and higher purity. In 2023, the Company filed with the USPTO two provisional patent applications as to Posiphen Form B. In 2024, the Company filed an International (PCT) as to Posiphen Form B and uses thereof. The “International Search Report and Written Opinion” issued by the USPTO in the prosecution of the PCT application was favorable, indicating that the searched claims directed to Posiphen Form

B are novel and inventive. The Company expects to further file patent applications in the U.S. and outside the U.S. as National and Regional Phase patent applications of the PCT application. As to this family of patent applications involving Posiphen Form B and uses thereof, patents would be expected to expire in 2044, before any patent term adjustments or extensions. The Company also expects to seek New Chemical Entity status for Posiphen Form B before the US Food and Drug Administration (FDA), and to seek additional regulatory exclusivity based thereon.

The fourteenth patent application family relates to new, improved and commercially advantageous methods for preparing buntanetap and Posiphen Form B. The Company sees this patent application family as providing further protection as to methods that use buntanetap or Posiphen form B, and for Posiphen form B. More in particular, in 2024 the Company filed with the USPTO a provisional patent application directed to these new methods of for preparing buntanetap and Posiphen Form B. The Company expects in 2025 to further file at least an International (PCT) application, claiming priority from that provisional patent application, and directed to the new, improved and commercially advantageous methods for preparing buntanetap and Posiphen Form B, and thereafter patent applications in the U.S. and outside the U.S. as National and Regional Phase patent applications of the PCT application. As to this family of patent applications, patents would be expected to expire in 2045, before any patent term adjustments or extensions.

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

Manufacturing

Buntanetap is a small molecule that is manufactured using a patented process. We do not own, operate, and currently have no plans to establish, any manufacturing facilities. We therefore rely, and expect to continue to rely, solely on third-party contractors for manufacturing clinical supplies for our current and future potential product candidates, and plan to do so for commercial supplies also if any of our product candidates received marketing approval. We also rely on these third parties for encapsulating, packaging and stabilizing clinical trial materials. Presently we are working with a U.S. supplier for the manufacture of cGMP active pharmaceutical ingredient (API) to meet our buntanetap clinical study supply demands. We have also engaged a backup API manufacturing contractor, with primary operations in China. We also have an agreement with a local U.S. supplier for the encapsulating, packaging, and stability of the clinical trial material. These arrangements will allow us to enter large and long-term advanced clinical studies. We have only limited supply agreements in place with respect to buntanetap and our product candidates, and these arrangements do not currently extend to commercial supply. We do not have long-term committed arrangements with respect to buntanetap, any of our other product candidates, or other materials.

Government Regulation

The FDA and comparable regulatory authorities in state and local jurisdictions and in other countries impose substantial and burdensome requirements upon companies involved in the clinical development, manufacturing, marketing and distribution of drugs, such as those we are developing. These agencies and other federal, state and local entities regulate, among other things, the research and development, testing, manufacturing, quality control, safety, effectiveness, labeling, storage, record-keeping, approval, advertising and promotion, distribution, post-approval monitoring and reporting, sampling and export and import of our product candidates.

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

The process required by the FDA before a drug may be marketed in the United States generally involves the following:

●	Completion of preclinical laboratory tests, animal studies and formulation studies in compliance with the FDA’s good laboratory practice regulations.
●	Submission to the FDA of an Investigational New Drug application (“IND”), which must become effective before human clinical trials may begin.
●	Approval by an independent institutional review board (“IRB”), at each clinical site before each trial may be initiated.
●	Performance of adequate and well-controlled human clinical trials in accordance with good clinical practice (“GCP”), requirements to establish the safety and efficacy of the proposed drug product for each indication.
●	Submission to the FDA of an NDA.
●	Satisfactory completion of an FDA advisory committee review, if applicable.
●	Satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the product is produced to assess compliance with cGMP requirements and to assure that the facilities, methods and controls are adequate to preserve the drug’s identity, strength, quality and purity.
●	Satisfactory completion of FDA audits of clinical trial sites to assure compliance with GCPs and the integrity of the clinical data.
●	Payment of user fees and securing FDA approval of the NDA.
●	Compliance with any post-approval requirements, including the potential requirement to implement a Risk Evaluation and Mitigation Strategy (“REMS”) and the potential requirement to conduct post-approval studies.

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

Clinical Trials

Clinical trials involve the administration of the investigational new drug to human subjects under the supervision of qualified investigators in accordance with GCP requirements, which include the requirement that all research subjects provide their informed consent in writing for their participation in any clinical trial. Clinical trials are conducted under protocols detailing, among other things, the objectives of the trial, the parameters to be used in monitoring safety, and the effectiveness criteria to be evaluated. A protocol for each clinical trial and any subsequent protocol amendments must be submitted to the FDA as part of the IND. In addition, an IRB at each institution participating in the clinical trial must review and approve the plan for any clinical trial before it initiates at that institution. Information about certain clinical trials must be submitted within specific timeframes for public dissemination on www.clinicaltrials.gov.

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

Moreover, under the provisions of the Food and Drug Administration Safety and Innovation Act passed in July 2012, a sponsor can request designation of a product candidate as a “breakthrough therapy.” A breakthrough therapy is defined as a drug that is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. Drugs designated as breakthrough therapies are also eligible for accelerated approval. The FDA must take certain actions, such as holding timely meetings and providing advice, intended to expedite the development and review of an application for approval of a breakthrough therapy. Annovis would like to petition the FDA to classify buntanetap as a breakthrough therapy in the future.

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

U.S. Coverage and Reimbursement

Significant uncertainty exists as to the coverage and reimbursement status of our lead product candidate, buntanetap, or any other candidate for which we may seek regulatory approval. Sales in the U.S. will depend in part on the availability of adequate financial coverage and reimbursement from third-party payors, which include government health programs such as Medicare,

Medicaid, TRICARE and the Veterans Administration, as well as managed care organizations and private health insurers. Prices at which we or our customers seek reimbursement for our product candidates can be subject to challenge, reduction or denial by payors.

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

Regulation Outside of the United States

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

To market our future products in the European Economic Area (“EEA”), which is comprised of the 27 Member States of the EU plus Norway, Iceland and Liechtenstein, and many other foreign jurisdictions, we must obtain separate regulatory approvals. More concretely, in the EEA, medicinal products can only be commercialized after obtaining a Marketing Authorization (“MA”). There are two types of MAs:

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

Human Capital

As of February 28, 2025, we had eight full-time employees. We also utilize the services of seven key part-time employees or consultants. We contract with consultants and third parties for the conduct of certain clinical development, accounting and administrative activities. We anticipate hiring of additional employees as we continue to advance our clinical trial programs. None of our employees are represented by labor unions or covered by collective bargaining agreements.

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

Management has concluded that substantial doubt exists about the Company’s ability to continue as a going concern for the next twelve months from the date of the financial statements included in this Annual Report on Form 10-K. As of December 31, 2024, we had cash and cash equivalents of $10.6 million and current liabilities of $3.9 million. We believe that we have sufficient resources available to support our development activities and business operations and satisfy our obligations into the fourth quarter of 2025. We do not have sufficient cash and cash equivalents as of the date of this Annual Report on Form 10-K to support our operations for at least the 12 months following the date that the financial statements are issued.

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

The report of our independent registered accounting firm on our audited financial statements for the fiscal year ended December 31, 2024 contains an explanatory paragraph relating to our ability to continue as a going concern.

The auditor’s opinion on our audited financial statements for the year ended December 31, 2024 includes an explanatory paragraph stating that we have incurred recurring losses from operations that raise substantial doubt about our ability to continue as a going concern for the next twelve months from the date of the financial statements included in this Annual Report on Form 10-K. While we believe that we will be able to raise the capital we need to continue our operations, there are no assurances that we will be successful in these efforts or will be able to resolve our liquidity issues or eliminate our operating losses. If we are unable to obtain sufficient funding, we would need to significantly reduce our operating plans and curtail some or all of our development efforts. Accordingly, our business, prospects, financial condition, and results of operations will be materially and adversely affected, and we may be unable to continue as a going concern. If we seek additional financing to fund our business activities in the future and there remains substantial doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide additional funding on commercially reasonable terms or at all.

We have incurred significant net losses since inception and anticipate that we will continue to incur net losses for the foreseeable future. We are not currently profitable, and we may never achieve or sustain profitability.

Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We are a clinical stage biopharmaceutical company with a limited operating history and have incurred losses since our formation. We incurred net losses of $24.6 million and $56.2 million for the years ended December 31, 2024 and 2023, respectively. In addition, the Company’s operating loss was $26.7 million and $45.0 million for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024, we had an accumulated deficit of $134.8 million. We have not commercialized any products and have never generated revenue from the commercialization of any product. To date, we have devoted most of our financial resources to research and development, including our preclinical and clinical work, and to intellectual property.

We expect to incur significant additional operating losses for the next several years, at least, as we advance buntanetap and any other product candidates through clinical development, complete clinical trials, seek regulatory approval and commercialize the drug or any other product candidates, if approved. The costs of advancing product candidates into each clinical phase tend to increase substantially over the duration of the clinical development process. Therefore, the total costs to advance any of our product candidates to marketing approval in even a single jurisdiction will be substantial. Because of the numerous risks and uncertainties associated with pharmaceutical product development, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to begin generating revenue from the commercialization of any products or achieve or maintain profitability. Our expenses will also increase substantially if and as we:

●	continue to progress our development in AD and PD with additional pivotal Phase 3 studies, or conduct clinical trials for any other product candidates;
●	scale-up cGMP drug supply manufacturing and complete necessary work to support an NDA for buntanetap in AD or in PD;

●	are required by the FDA to complete additional toxicological/pharmacological studies to support an NDA for buntanetap in AD or in PD;
●	establish a sales, marketing and distribution infrastructure to commercialize our drug, if approved, and for any other product candidates for which we may obtain marketing approval;
●	maintain, expand and protect our intellectual property portfolio;
●	hire additional clinical, scientific and commercial personnel;
●	add operational, financial and management information systems and personnel, including personnel to support our product development and future commercialization efforts, as well as to support our requirements as a public reporting company; and
●	acquire or in-license or invent other product candidates or technologies.

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

Based on our current operating plan, we believe that our current cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements into the fourth quarter of 2025. We have based this estimate on assumptions that may prove to be wrong, and we could deploy our available capital resources sooner than we currently expect. Our operating plans and other demands on our cash resources may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned. Our current cash and cash equivalents will not be sufficient to complete development of buntanetap or any other product candidates, and we will require substantial capital in order to advance buntanetap or any other product candidates through clinical trials, regulatory approval and commercialization. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. Our ability to raise additional funds may be adversely impacted by potential worsening global economic conditions and the disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from factors that include but are not limited to, inflation, progression of geopolitical events (including in the relation to the conflict between Russia and Ukraine and the conflict between Hamas and Israel), diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, and uncertainty about economic stability. If the equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly and more dilutive. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts, or even cease operations. We expect to finance our cash needs through public or private equity or debt financings or other capital sources, including potential collaborations, licenses and other similar arrangements. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. Attempting to secure additional financing may divert our management from our day-to-day activities, which may adversely affect our ability to develop buntanetap or any other product candidates.

Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:

●	the initiation, progress, timing, costs and results of preclinical studies and clinical trials, including patient enrollment in such trials, for buntanetap or any other future product candidates;
●	the clinical development plans we establish for buntanetap and any other future product candidates, including any modifications to clinical development plans based on feedback that we may receive from regulatory authorities;
●	the number and characteristics of product candidates that we discover or in-license and develop;
●	the outcome, timing and cost of regulatory meetings and reviews by the FDA and comparable foreign regulatory authorities, including the potential for the FDA or comparable foreign regulatory authorities to require that we perform more studies than those that we currently expect;
●	the requirements of regulatory authorities in any additional jurisdictions in which we may seek approval for buntanetap and any future product candidates and our anticipated timing for seeking approval in such jurisdictions;
●	the costs of filing, prosecuting, defending and enforcing any patent claims and maintaining and enforcing other intellectual property and proprietary rights;
●	the effects of competing technological and market developments;
●	the costs associated with hiring additional personnel and consultants as our business grows, including additional executive officers and clinical development, regulatory, CMC, quality and commercial personnel;
●	the costs and timing of the implementation of commercial-scale manufacturing activities, if any product candidate is approved, including as a result of inflation, any supply chain issues or component shortages;
●	the costs and timing of establishing sales, marketing and distribution capabilities for any product candidates for which we may receive regulatory approval;
●	our ability to achieve sufficient market acceptance, coverage and adequate reimbursement from third-party payors and adequate market share and revenue for any approved products;
●	the terms and timing of establishing and maintaining collaborations, licenses and other similar arrangements; and
●	the costs associated with any products or technologies that we may in-license or acquire;

Conducting clinical trials and preclinical studies and potentially identifying future product candidates is a time consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain regulatory approval and commercialize buntanetap or any future product candidates. If approved, buntanetap and any future product candidates may not achieve commerciab success. Our commercial revenue, if any, will initially be derived from sales of buntanetap, which we do not expect to be commercially available for many years, if at all. Accordingly, we will need to continue to rely on additional financing to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms, or at all. If we are unable to expand our operations or otherwise capitalize on our business opportunities due to a lack of capital, our ability to become profitable will be compromised.

Raising additional capital may cause dilution to our stockholders, restrict our operations, or require us to relinquish rights to our technologies or product candidates.

Until such time, if ever, that we can generate substantial revenue, we may finance our cash needs through a combination of equity offerings, debt financings, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements or other sources. We do not currently have any committed external source of funds. In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe that we have sufficient funds for our current or future operating plans.

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

We have incurred significant net operating losses since our inception. As of December 31, 2024, we had U.S. federal net operating loss carryforwards of approximately $54.1 million. Our ability to utilize these net operating losses to offset future tax liabilities depends on the successful development of our product candidates and future financial performance.

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

While inflation in the United States has been relatively low in recent years, during 2023 and 2024, the economy in the United States encountered a material level of inflation. The residual impacts of COVID-19, geopolitical developments such as the Russia-Ukraine and Israel-Hamas conflict and global supply chain disruptions continue to increase uncertainty in the outlook of near-term and long-term economic activity, including whether inflation will continue and how long, and at what rate. Increases in inflation raise our costs for commodities, labor, materials and services and other costs required to grow and operate our business, and failure to secure these on reasonable terms may adversely impact our financial condition. Additionally, increases in inflation, geopolitical developments and global supply chain disruptions, have caused, and may in the future cause, global economic uncertainty and uncertainty about the interest rate environment, which may make it more difficult, costly or dilutive for us to secure additional financing. A failure to adequately respond to these risks could have a material adverse impact on our financial condition, results of operations or cash flows.

Unstable market and economic conditions may have serious adverse consequences on our business, financial condition and stock price.

The global credit and financial markets have recently experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. The financial markets and the global economy may also be adversely affected by the current or anticipated impact of military conflict, including the conflict between Russia and Ukraine, Isreal and Hamas, terrorism or other geopolitical events. Sanctions imposed by the United States and other countries in response to such conflicts, including the one in Ukraine, may also adversely impact the financial markets and the global economy, and any economic countermeasures by the affected countries or others could exacerbate market and economic instability. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. Our general business strategy may be adversely affected by any such economic downturn, volatile business environment or continued unpredictable and unstable market conditions. If the current equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay, limit, reduce, or terminate our product development or future commercialization efforts or grant rights to develop and market our product candidates even if we would otherwise prefer to develop and market such product candidates ourselves, or on less favorable terms than we would otherwise choose. In addition, if one or more of our current service providers, manufacturers and other partners may not survive an economic downturn, which could directly affect our ability to attain our clinical development goals on schedule and on budget.

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

We could also encounter delays if a clinical trial is suspended or terminated by us, the IRBs or IECs of the institutions in which such trials are being conducted, the Data Safety Monitoring Board (“DSMB”) for such trial or the FDA or other regulatory authorities. Such authorities may impose such a suspension or termination due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a drug, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. Furthermore, we rely on CROs and clinical trial sites to ensure the proper and timely conduct of our clinical trials and, while we have agreements governing their committed activities, we have limited influence over their actual performance, as described in “—Risks Related to Our Dependence on Third Parties.”

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

Of the large number of drugs in development, only a small percentage successfully complete the regulatory approval processes and are commercialized. This lengthy approval process, as well as the unpredictability of future clinical trial results, may result in our failing to obtain regulatory approval to market buntanetap or another product candidate, which would significantly harm our business, results of operations and future commercial prospects.

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

Efforts by biopharmaceutical and pharmaceutical companies in treating AD and PD have seen limited success in drug development, and there are few FDA-approved disease modifying therapeutic options available for patients with AD and PD. As a result, the design and conduct of clinical trials of buntanetap or any future product candidate may take longer, be more costly or be less effective as a result of the novelty of development in these diseases. We cannot be certain that our approach will lead to the development of approvable or marketable products. In some cases, we may use endpoints or methodologies that regulatory authorities may not consider to be clinically meaningful and that we may not continue to use in clinical trials or that we may determine after the initiation of the trial to no longer be an appropriate endpoint or methodology. Any such regulatory authority may require evaluation of additional or different clinical endpoints in our clinical trials or ultimately determine that these clinical endpoints do not support marketing approval. In addition, if we are required to use additional or different clinical endpoints by regulatory authorities, buntanetap may not achieve or meet such clinical endpoints in our clinical trials. Even if a regulatory authority finds our clinical trial success criteria to be sufficiently validated and clinically meaningful, we may not achieve the pre-specified endpoint to a degree of statistical significance in any pivotal or other clinical trials we may conduct for our product candidate. Further, even if we do achieve the prespecified criteria, our trials may produce results that are unpredictable or inconsistent with the results of other efficacy endpoints in the trial. Regulatory authorities also could give overriding weight to other efficacy endpoints over a primary endpoint even if we achieve statistically significant results on that primary endpoint if we do not do so on our secondary efficacy endpoints. Regulatory authorities also weigh the benefits of a product against its risks and may view the efficacy results in the context of safety as not being supportive of approval.

The majority of drugs approved by the FDA to treat AD and PD to date address only the diseases’ symptoms. Only a small number of new treatments have been approved for AD since 2003. From 2004 to 2025, phase 2 and 3 clinical trials for unique compounds with various mechanisms of action intended to combat AD had a development success rate of just 8%. AD drug candidates have the highest failure rate of nearly 100%, compared to 50% to 80% for all other drug candidates. As a result, the FDA has a limited set of products to rely on in evaluating buntanetap. This could result in a longer than expected regulatory review process, increased expected development costs or the delay or prevention of commercialization of buntanetap for the treatment of AD and PD. We cannot be sure that buntanetap, or any other product candidate we develop, will ultimately prove to be safe and effective, scalable or profitable. Moreover, public perception of drug safety issues, including adoption of new therapeutics or novel approaches to treatment, may adversely influence the willingness of subjects to participate in clinical trials, or if approved, of physicians to prescribe novel treatments.

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

Patient enrollment and retention in clinical trials depends on many factors, including:

●	the patient eligibility and exclusion criteria as defined in the protocol;
●	the size of the patient population required for analysis of the trial’s primary endpoints;
●	the nature and design of the trial protocol;
●	the existing body of safety and efficacy data with respect to the product candidate;
●	the proximity of patients to clinical sites;
●	our ability to recruit clinical trial investigators with the appropriate competencies and experience;
●	clinicians’ and patients’ perceptions as to the potential advantages and risks of the product candidate being studied in relation to other available therapies, including any new drugs that may be approved for the indications we are investigating;
●	competing clinical trials being conducted by other companies or institutions;
●	our ability to obtain and maintain patient consents; and

●	the risk that patients enrolled in clinical trials will drop out of the trials before completion.

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

If unacceptable side effects arise in the development of our product candidates, we, the FDA or the IRBs at the institutions in which our studies are conducted, or the DSMB, if constituted for our clinical trials, could recommend a suspension or termination of our clinical trials, or the FDA or comparable foreign regulatory authorities could order us to cease further development of or deny approval of a product candidate for any or all targeted indications. In addition, drug-related side effects could affect patient recruitment or the ability of enrolled patients to complete a trial or result in potential product liability claims. In addition, these side effects may not be appropriately recognized or managed by the treating medical staff. We expect to have to train medical personnel using our product candidates to understand the side effect profiles for our clinical trials and upon any commercialization of any of our product candidates. Inadequate training in recognizing or managing the potential side effects of our product candidates could result in patient injury or death. Any of these occurrences may harm our business, financial condition and future commercial prospects significantly.

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

Any of these events could prevent us from achieving or maintaining market acceptance of a product candidate, if approved, and could significantly harm our business, results of operations and future commercial prospects.

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

We may seek a Breakthrough Therapy designation for buntanetap from the FDA in PD and AD. However, we might not receive such designation, and even if we do, such designation may not lead to a faster development or regulatory review or approval process.

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

We do not carry insurance for all categories of risk that our business may encounter. Some of the policies we currently maintain include general liability, cyber security liability, employment benefits liability, workers’ compensation, products liability, and directors’ and officers’ insurance. We do not know, however, if we will be able to maintain insurance with adequate levels of coverage. No assurance can be given that an insurance carrier will not seek to cancel or deny coverage after a claim has occurred. Any significant uninsured liability may require us to pay substantial amounts, which would adversely affect our financial position and results of operations.

Risks Related to Commercialization

We face significant competition from other biotechnology and pharmaceutical companies and our operating results will suffer if we fail to compete effectively.

The biopharmaceutical and pharmaceutical industries are highly competitive and subject to significant and rapid technological change. Our success is highly dependent on our ability to acquire, develop, and obtain marketing approval for new products on a cost-effective basis and to market them successfully. If buntanetap is approved, we will face intense competition from a variety of businesses, including large, fully integrated pharmaceutical companies, specialty pharmaceutical companies and biopharmaceutical companies in the United States and other jurisdictions. These organizations may have significantly greater resources than we do and may conduct similar research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and marketing of products that may compete with us.

Our competitors may, among other things:

●	have significantly greater name recognition, financial, manufacturing, marketing, drug development, technical, and human resources than we do, and future mergers and acquisitions in the biotechnology and pharmaceutical industries may result in even more resources being concentrated in our competitors;
●	develop and commercialize products that are safer, more effective, less expensive, more convenient, or easier to administer, or have fewer or less severe side effects;
●	obtain quicker regulatory approval;
●	implement more effective approaches to sales and marketing; or
●	form more advantageous strategic alliances.

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

We currently rely on third-party contract manufacturing organizations (“CMOs”) for the production of clinical supply of buntanetap and intend to rely on CMOs for the production of commercial supply of buntanetap, if approved. Our dependence on CMOs may impair the development and commercialization of the drug, which would adversely impact our business and financial position.

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

We and our CROs will be required to comply with the Good Laboratory Practice (“GLP”) requirements for our preclinical studies and GCP requirements for our clinical trials, which are regulations and guidelines enforced by the FDA and are also required by comparable foreign regulatory authorities. Regulatory authorities enforce GCP requirements through periodic inspections of trial sponsors, principal investigators and clinical trial sites. If we or our CROs fail to comply with GCP requirements, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. There can be no assurance that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials comply with GCP requirements. In addition, our clinical trials must be conducted with product produced under cGMP requirements. Accordingly, if our CROs fail to comply with these requirements, we may be required to repeat clinical trials, which would delay the regulatory approval process.

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

Risks Related to Our Intellectual Property

If we are unable to obtain, maintain and enforce patent or other intellectual property protection for buntanetap, Posiphen Form B or any future product candidates or technology or if the scope of the patent protection obtained is not sufficiently broad, our competitors or other third parties could develop and commercialize products similar or identical to ours, our ability to successfully commercialize buntanetap, Posiphen Form B, or any future product candidates may be adversely affected and we may not be able to compete effectively in our markets.

We rely upon a combination of patents, trade secret protection and confidentiality agreements to protect the intellectual property related to our drug development programs and product candidates. These legal measures afford only limited protection, and competitors or others may gain access to or use our intellectual property and proprietary information. Our success depends in large part on our ability to obtain, maintain and defend patent protection in the United States and other countries with respect to buntanetap, Posiphen Form B, and any future product candidates. Because we have not conducted a formal freedom to operate analysis for patents related to buntanetap since 2008, we may not be aware of patents issued since then that a third-party might assert are infringed by buntanetap, Posiphen Form B, or any future product candidates, which could materially impair our ability to commercialize buntanetap, Posiphen Form B, or any future product candidates. We generally seek to protect our proprietary position, in part, by filing patent applications in the United States and abroad relating to buntanetap, Posiphen Form B, and any future product candidates, manufacturing processes, and methods of use. If we are unable to obtain, maintain or enforce patent protection, our business, financial condition, results of operations and prospects could be materially harmed.

Changes in either the patent laws or their interpretation in the United States and other jurisdictions may diminish our ability to protect our intellectual property, obtain, maintain and enforce our intellectual property rights and, more generally, could affect the value of our intellectual property or narrow the scope of our protection. We cannot predict whether the patent applications we currently or may in the future pursue will issue as patents in any particular jurisdiction, will provide sufficient protection against competitors or other third parties, or if these patents are challenged by our competitors, will be found to be invalid, unenforceable, or not infringed. Our pending and future patent applications may not result in patents being issued which protect our technology or product candidates, in whole or in part, or which effectively prevent others from commercializing competitive technologies and product candidates. It is also possible that we will fail to identify patentable aspects of our research and development output in time to obtain patent protection before public disclosures are made. Although we enter into non-disclosure and confidentiality agreements with parties who have access to confidential or patentable aspects of our research and development output, such as our employees, third-party collaborators, CROs, contract manufacturers, consultants, advisors and other third parties, any of these parties may breach the agreements and disclose such output before a patent application is filed, thereby jeopardizing our ability to seek patent protection. Consequently, we may not be able to prevent any third party from using any of our technology that is in the public domain to compete with buntanetap, Posiphen Form B, and any future product candidates or technologies. In addition, our ability to obtain and maintain valid and enforceable patents depends on whether the differences between our inventions and the prior art allow our inventions to be patentable in light of the prior art. Furthermore, publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing, or in some cases not at all. Therefore, we cannot be certain that we or our licensors were the first to invent or file on the inventions claimed in any of our licensed patents or pending patent applications, or that we or our licensors were the first to make the inventions claimed in those owned or licensed patents or pending patent applications, or that we or our licensors were the first to file for patent protection of such inventions. If a third party can establish that we or our licensors were not the first to make or the first to file for patent protection of such inventions, our owned or licensed patents and patent applications may not issue as patents and even if issued, may be challenged and invalidated or rendered unenforceable. Furthermore, even if a patent is granted, our competitors or other third parties may be able to circumvent the patent by developing similar or alternative technologies or products in a non-infringing manner which could materially adversely affect our business, financial condition, results of operations and prospects.

If we are unable to obtain additional patent protection to prolong the patent life of our product candidates, we may not be able to continue development of our product candidates.

We seek to protect and prolong our proprietary position by filing patent applications in the United States and abroad related to our development programs and product candidates. If the patent applications we own with respect to our development programs and product candidates fail to issue, if their breadth or strength of protection is threatened, or if they fail to provide meaningful exclusivity for buntanetap, Posiphen Form B, or any future product candidate, it could dissuade companies from collaborating with us to develop product candidates, and threaten our ability to commercialize future product candidates. Any such outcome could have a materially adverse effect on our business and our company could cease to exist.

Annovis has filed fourteen families of patent applications to prolong the patent life of buntanetap, Posiphen Form B. Unless these applications are approved by the U.S. and international patent offices, the patent life of using buntanetap, and Posiphen Form B is limited. The first patent application family we filed, which would be expected to expire in 2031, before any patent term adjustments or extensions, covers the use of buntanetap in the treatment of AD, PD and other neurodegenerative disorders such as Huntington’s disease, prion diseases, amyotrophic lateral sclerosis, tauopathies, frontotemporal dementia, Lewy bodies disease, and chronic traumatic encephalopathy, based on our preclinical research. In August 2019, the U.S. Patent and Trademark Office (“USPTO”) granted the first of our Annovis patents from this family covering treatment of PD and Lewy body diseases. Subsequently, the USPTO also granted patents covering treatment frontotemporal dementia and Prion’s disease, tauopathies, chronic traumatic encephalopathy, prion diseases, amyotrophic lateral sclerosis, Alzheimer’s and Huntington’s disease. The second patent application family covers ANVS405’s use in acute brain and nerve trauma and would be expected to expire in 2036, before any patent term adjustments or extensions. In December 2020, the EPO approved the whole patent and it has since been approved in most countries filed claiming a method of treating acute nerve and brain injuries by administering ANVS405 before and after the injury. The US patent office instead has asked us to separate the application into four divisional applications covering stroke, traumatic brain injury, nerve injury and spinal cord injury. The third patent application family relates to the use of the mechanism of action of buntanetap and ANVS405 to prevent and treat neurodegenerative diseases and would be expected to expire in 2038, before any patent term adjustments or extensions. The first divisional of this application was approved in December 2022, it covers the prevention of neurodegenerative diseases. The fourth patent application family relates to a method of inhibiting, preventing, or treating neurological injuries due to viral, bacterial, fungal, protozoan, or parasitic infections in humans and in animals via administration of buntanetap or related compounds. In May 2020, we filed a patent application with the USPTO concerning a method of inhibiting, preventing, or treating neurological injuries due to viral, bacterial, fungal, protozoan, or parasitic infections in humans and in animals via administration of buntanetap or related compounds, which would be expected to expire in 2041, before any patent term adjustments or extensions. The fifth patent family application is directed to a method of maintaining heavy metal homeostasis avoiding the effect of toxic levels of a heavy metal in cells in a healthy human or restoring heavy metal homeostasis in a sick human patient. The USPTO granted the first patent in this family on March 7, 2023, which is expected to expire in 2039, before any patent term adjustments or extensions. The sixth patent application family relates to treating brain metastasis via administration of buntanetap or related compounds. In September 2023, we filed a U.S. nonprovisional patent application directed to treatment of brain metastasis via administration of buntanetap or related compounds with the USPTO, which, if allowed, would be expected to expire in 2043, before any patent term adjustments or extensions. The seventh patent application family relates to treatment of mental illness via administration of buntanetap or related compounds. In January 2024, we filed an International (PCT) application and a U.S. nonprovisional patent application directed to treatment of mental illness via administration of buntanetap or related compounds with the USPTO, which, if allowed, would be expected to expire in 2044, before any patent term adjustments or extensions. The eighth patent application family relates to treatment of neurodegenerative diseases and other diseases via co-administration of buntanetap or related compounds and an antidiabetic agent. In September 2024, we filed an International (PCT) application and a U.S. nonprovisional patent application directed to treatment of neurodegenerative diseases and other diseases via administration of this combination. The ninth patent application family relates to treatment of neurodegenerative diseases and other diseases via co-administration of buntanetap or related compounds and a phosphodiesterase inhibitor. In September 2024, we filed an International (PCT) application and a U.S. nonprovisional patent application directed to treatment of neurodegenerative diseases and other diseases via administration of this combination. The tenth patent application family relates to treatment of neurodegenerative diseases and other diseases via co-administration of buntanetap or related compounds and an antihypertensive agent. In September 2024, we filed an International (PCT) application and a U.S. nonprovisional patent application directed to treatment of neurodegenerative diseases and other diseases via administration of this combination. The eleventh patent application family relates to treatment of neurodegenerative diseases and other diseases via co-administration of buntanetap with two additional therapeutic agents. In August 2024, we filed a provisional U.S. Patent application directed to treatment of neurodegenerative diseases and other diseases via administration of this combination. The twelfth patent application family relates to treatment of neurodegenerative diseases and other diseases via co-administration of buntanetap or related compounds and an additional therapeutic agent. In February 2025, we filed a provisional U.S. Patent application directed to treatment of neurodegenerative diseases and other diseases via administration of this combination. The thirteenth patent application family relates to the new Form B of Posiphen (ANVS402); it demonstrates that it can be used instead of buntanetap, including in the foregoing uses of buntanetap of the Company’s patent portfolio. Posiphen Form B may be the compound of choice in current uses of buntanetap, because it may have advantageous properties such as better stability and higher purity. In 2023, the Company filed with the USPTO two provisional patent applications as to Posiphen Form B. In 2024, the Company filed an International (PCT) as to Posiphen Form B and uses thereof. The International Search Report and ‘Written Opinion” issued by the USPTO in the prosecution of the PCT application was favorable, indicating that the search claims directed to Posiphen Form B are novel and inventive. The Company expects to further file patent applications in the U.S. and outside the U.S. as National and Regional Phase patent applications of the PCT application. As to this family of patent applications involving Posiphen Form B and uses thereof, patents would be expected to expire in 2044, before any patent term adjustments or extensions. The Company also expects to seek New Chemical Entity status for Posiphen Form B before the US Food and Drug Administration (FDA), and to seek additional regulatory exclusivity based thereon. The fourteenth patent application family relates to new, improved and commercially advantageous methods for preparing buntanetap and Posiphen Form B. The Company sees this patent application family as providing further protection as to methods that use buntanetap or Posiphen Form B, and for Posiphen form B. More in particular, in 2024 the Company filed with the USPTO a provisional patent application directed to new methods of preparing buntanetap and Posiphen Form B. The Company expects in 2025 to further file at least an International (PCT) application, claiming priority from that provisional patent application, and directed to the new, improved and commercially advantageous methods for preparing buntanetap and Posiphen Form B, and thereafter patent applications in the U.S. and outside the U.S. as National and Regional Phase patent applications of the PCT application. As to this family of patent applications, patents would be expected to expire in 2045, before any patent term adjustments or extensions. It is possible that we will fail to identify further patentable aspects of our research and development output before it is too late to obtain patent protection. The patent applications that we own may fail to result in issued patents with claims that provide further coverage of buntanetap, Posiphen Form B, or any other product candidate in the United States or in other foreign countries.

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

Even if patents do successfully issue and even if such patents further cover buntanetap, Posiphen Form B, or any future product candidate, third parties may challenge their validity, enforceability, or scope, which may result in such patents being narrowed, invalidated, or held unenforceable. Our patent rights may be subject to such priority, validity, inventorship, scope and enforceability disputes. Legal proceedings relating to intellectual property claims, with or without merit, are unpredictable and generally expensive and time-consuming and likely to divert significant resources from our core business, including distracting our management and scientific personnel from their normal responsibilities and generally harm our business. Any successful opposition to these patents or any other patents owned by or licensed to us could deprive us of rights necessary for the successful commercialization of any product candidates that we may develop. If we encounter delays in regulatory approvals, the period during which we could market a product candidate under patent protection could be reduced.

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

Among some of the other changes introduced by the AIA are changes that limit where a patentee may file a patent infringement suit and provide opportunities for third parties to challenge any issued patent with the USPTO. This applies to all of our

U.S. patents, even those issued before March 16, 2013. Because of a possibly different evidentiary standard in USPTO proceedings compared to the evidentiary standard in U.S. federal courts necessary to invalidate a patent claim, a third party could potentially provide evidence in a USPTO proceeding sufficient for the USPTO to hold a claim invalid even though the same evidence would be insufficient to invalidate the claim if first presented in a district court action.

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

If we do not obtain patent term extension in the United States under the Hatch-Waxman Act and under similar legislation in foreign countries, thereby potentially extending the term of marketing exclusivity for our product candidates, our business may be materially harmed.

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

The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations, and may not adequately protect our business, or permit us to maintain our competitive advantage. The following examples are illustrative:

●	others may be able to make products that are similar to buntanetap, Posiphen Form B, or our future product candidates but that are not covered by the claims of the patents that we own or license from others;
●	others may independently develop similar or alternative technologies or otherwise circumvent any of our technologies without infringing our intellectual property rights;
●	we or any of our collaborators might not have been the first to conceive and reduce to practice or file on the inventions covered by the patents or patent applications that we own, license or will own or license;
●	it is possible that our pending patent applications will not lead to issued patents;
●	issued patents that we own may not provide us with any competitive advantage, or may be held invalid or unenforceable, as a result of legal challenges by our competitors;
●	our competitors might conduct research and development activities in countries where we do not have patent rights, or in countries where research and development safe harbor laws exist, and then use the information learned from such activities to develop competitive products for sale in our major commercial markets;
●	ownership of our patents or patent applications may be challenged by third parties; and
●	the patents of third parties or pending or future applications of third parties, if issued, may have an adverse effect on our business.

Our reliance on third parties requires us to share our trade secrets, which increases the possibility that our trade secrets will be misappropriated or disclosed, and confidentiality agreements with employees and third parties may not adequately prevent disclosure of trade secrets and protect other proprietary information.

In addition to seeking patent protection for our product candidates and proprietary technologies, we may also rely on trade secret protection and confidentiality agreements to protect our unpatented know-how, technology, and other proprietary information and to maintain our competitive position. We consider proprietary trade secrets or confidential know-how and unpatented know-how to be important to our business. We may rely on trade secrets or confidential know-how to protect our technology, especially where patent protection is believed by us to be of limited value. Because we expect to rely on third parties to manufacture buntanetap, Posiphen Form B, and any future product candidates, and we expect to collaborate with third parties on the development of buntanetap, Posiphen Form B, and any future product candidates, we must, at times, share trade secrets with them. We also conduct joint research and development programs that may require us to share trade secrets under the terms of our research and development partnerships or similar agreements. However, trade secrets or confidential know-how can be difficult to maintain as confidential.

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

In addition, any proprietary name we may propose to use with buntanetap, Posiphen Form B, or any future product candidate in the United States must be approved by the FDA, regardless of whether we have registered, or applied to register, the proposed proprietary name as a trademark. The FDA typically conducts a review of proposed product names, including an evaluation of potential for confusion with other product names. If the FDA or an equivalent administrative body in a foreign jurisdiction objects to any of our proposed proprietary product names, we may be required to expend significant additional resources in an effort to identify a suitable substitute name that would qualify under applicable trademark laws, not infringe, misappropriate or otherwise violate the existing rights of third parties and be acceptable to the FDA.

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

As a result of patent infringement claims, or in order to avoid potential infringement claims, we may choose to seek, or be required to seek, a license from the third party, which may require us to pay license fees or royalties or both. Furthermore, if we or our licensors are unsuccessful in any proceedings sought to enforce our patent rights, such patents and patent applications may be narrowed, invalidated or held unenforceable, we may be required to obtain licenses from third parties. Although at this time, we are unaware of any intellectual property that interferes with ours or is complementary and needed to commercialize buntanetap, or Posiphen Form B, a third party may also hold intellectual property, including patent rights that are important or necessary to the future development or commercialization of buntanetap, Posiphen Form B, or our future product candidates. It may be necessary for us to use the patented or proprietary technology of third parties to commercialize buntanetap, Posiphen Form B, or our product candidates, in which case we would be required to obtain a license from these third parties. If any of these situations were to occur, such a license may not be available on commercially reasonable terms, or at all, which could materially harm our business. Even if a license can be obtained on acceptable terms, the rights may be nonexclusive, which could give our competitors access to the same intellectual property rights. If we are unable to enter into a license on acceptable terms, we could be prevented from commercializing one or more of our product candidates, forced to modify such product candidates, or to cease some aspect of our business operations, which could harm our business significantly.

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

If any security breach or other incident, whether actual or perceived, were to occur, it could impact our reputation and/or operations, cause us to incur significant costs and liabilities, including legal expenses, harm customer confidence, hurt our expansion into new markets, cause us to incur remediation costs, or cause us to lose existing customers. For example, the loss of clinical trial data from clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. We also rely on third parties to manufacture buntanetap, or Posiphen Form B, and similar events relating to their computer systems could also have a material adverse effect on our business. To the extent that any actual or perceived disruption or security breach affects our systems (or those of our third-party collaborators, service providers, contractors or consultants) or were to result in a loss of or accidental, unlawful or unauthorized access to, use of, release of, or other processing of personally identifiable information, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability, the further development and commercialization of buntanetap, Posiphen Form B, or any future product candidates could be delayed, and we could be subject to significant fines, penalties or liabilities. In addition, a security failure could result in violations of applicable privacy and other laws. If this information is inappropriately accessed and used by a third party or a team member for illegal purposes, such as identity theft, we may be responsible to the affected individuals for any losses they may have incurred as a result of misappropriation. In such an instance, we may also be subject to regulatory action, investigation or liable to a governmental authority for fines or penalties associated with a lapse in the integrity and security of our team members’ or patients’ information. We may be required to expend significant capital and other resources to protect against and remedy any potential or existing security breaches and their consequences. In addition, our remediation efforts may not be successful, and we may not have adequate insurance to cover these losses.

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

Any termination of collaborations we enter into in the future, or any delay in entering into collaborations related to buntanetap or any future product candidates, could delay the development and commercialization of our product candidates and reduce their competitiveness if they reach the market, which could have a material adverse effect on our business, financial condition, results of operations and future commercial prospects.

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

We use computers and telecommunication systems to analyze and store financial and operating data and to communicate within our company, with outside business partners, and across international borders. These systems can be subject to technical system flaws; power loss; cyber attacks, including viruses, malware, phishing, ransomware, terrorism, and surveillance, unauthorized access, malicious software, intentional or inadvertent data privacy breaches by employees or others with authorized access, hacktivism, ransomware, physical or electronic break-ins, fires or natural disasters, supply chain attacks, and other cybersecurity issues. We have no assurance that our systems are appropriately redundant to withstand these events. Accordingly, such events could cause adverse effects and material disruptions to our operations or systems or those of our business partners; compromise the security, integrity, availability, and confidentiality of customer information, employee information, strategic projects, product formulas and other trade secrets, other business or personal sensitive data, including third party confidential information in our possession. Release of third party confidential information could materially harm our reputation, affect our relationships with such parties and expose us to liability. Although we have introduced many security measures, including firewalls and information technology security policies and training, these measures may not offer the appropriate level of security. A security breach or other compromise of our information security safeguards could expose our confidential information, including third party confidential information in our possession (such as customer information) to theft and misuse, which could in turn adversely affect our relationships with such third parties and have an adverse effect on our business, financial condition, results of operations and cash runway.

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

The market price of our common stock is highly volatile. For example, from July 1, 2024 to February 28, 2025, the closing price of our common stock on the New York Stock Exchange ranged from as low as $1.74 to as high as $15.46 and daily trading volume ranged from 67,300 shares to 40,734,200 shares. The market price of our common stock may be subject to wide fluctuations in response to a variety of factors, including the following:

●	results of our clinical trials, and the results of trials of our competitors or those of other companies in our market sector;
●	our ability to enroll subjects in our future clinical trials;
●	delays or unanticipated developments in the completion of our planned clinical trials;
●	any delay in submitting an NDA and any adverse development or perceived adverse development with respect to the FDA’s review of that NDA;
●	our ability to obtain and maintain regulatory approval of buntanetap or any future product candidates or additional indications thereof, or limitations to specific label indications or patient populations for its use, or changes or delays in the regulatory review process;
●	failure to successfully develop and commercialize buntanetap or any future product candidates;

●	the degree and rate of physician and market adoption of any of our current and future product candidates;
●	inability to obtain additional funding or obtaining funding on unattractive terms;
●	regulatory or legal developments in the United States and other countries applicable to buntanetap or any other product candidates;
●	adverse regulatory decisions;
●	changes in the structure of healthcare payment systems;
●	manufacturing, supply or distribution delays or shortages, including our inability to obtain adequate product supply for buntanetap or any other product candidates, or the inability to do so at acceptable prices;
●	the success or failure of our efforts to identify, develop, acquire or license additional product candidates;
●	introduction of new products, services or technologies by our competitors;
●	failure to meet or exceed financial projections we provide to the public;
●	failure to meet or exceed the estimates and projections of the investment community;
●	changes in the market valuations of companies similar to ours;
●	market conditions in the pharmaceutical and biotechnology sectors, and the issuance of new or changed securities analysts’ reports or recommendations;
●	announcements of significant acquisitions, strategic collaborations, joint ventures or capital commitments by us or our competitors;
●	any changes to our relationship with any manufacturers, suppliers, collaborators or other strategic partners;
●	significant lawsuits, including patent or shareholder litigation, and disputes or other developments relating to our proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;
●	additions or departures of key scientific or management personnel;
●	sales of our common stock by us or our stockholders in the future;
●	changes in our capital structure, such as future issuances of securities and the incurrence of additional debt;
●	changes in accounting standards, policies, guidelines, interpretations or principles;
●	trading volume of our common stock;
●	actual or anticipated fluctuations in our financial condition and results of operations;
●	publication of news releases by other companies in our industry, and especially direct competitors, including about adverse developments related to safety, effectiveness, accuracy and usability of their products, reputational concerns, reimbursement coverage, regulatory compliance, and product recalls;

●	announcement or progression of geopolitical events (including in relation to the conflict between Russia and Ukraine or Isreal and Hamas); and
●	the other factors described in this “Risk Factors” section.

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

If we fail to satisfy the continued listing requirements of the New York Stock Exchange, such as the corporate governance requirements, market capitalization or the minimum closing bid price requirement, the New York Stock Exchange may take steps to delist our common stock. Such a delisting would likely have a negative effect on the price of our common stock and would impair our stockholders’ ability to sell or purchase our common stock when they wish to do so. In the event of a delisting, we can provide no assurance that any action taken by us to restore compliance with listing requirements would allow our common stock to become listed again, stabilize the market price or improve the liquidity of our common stock, or prevent future non-compliance with the listing requirements of the New York Stock Exchange.

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

Our directors, executive officers, and stockholders affiliated with our directors and executive officers own 14.3% of the current voting power of our outstanding common stock. Therefore, acting together, they have the ability to substantially influence all matters submitted to our board of directors or stockholders for approval. For example, these holders may be able to control the appointment of our management, elections and removal of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. The interests of these holders may not always coincide with our corporate interests or the interests of other stockholders, and they may act in a manner with which our stockholders may not agree or that may not be in the best interests of our other stockholders. This concentration of ownership may have the effect of delaying, deferring or preventing a change in control, impeding a merger, consolidation, takeover or other business combination involving us, or discouraging a potential acquiror from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would benefit other stockholders. So long as they continue to own a significant amount of our equity, these holders will be able to strongly influence or effectively control our decisions.

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

Our cybersecurity program is managed by the Annovis Incident Management Committee (the “AIMC”). The AIMC serves as the core team responsible for managing the enterprise-wide cybersecurity policy, maintenance and compliance across all platforms. The AIMC is responsible for the detection and initial assessment of potential cybersecurity threats and incidents. The AIMC classifies detected cyber incidents to allow prioritization, response and escalation. Incidents (if any) are documented for internal reporting processes and regularly shared with senior management.

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

As of December 31, 2024, we are not aware of any cybersecurity threats that have materially affected or are reasonably likely to materially affect the Company's business strategy, results of operations, or financial condition, although we may be materially affected in the future by such risks or future material incidents. See “Risk Factors—Risks Related to Our Business Operations—Disruption, failure or cyber security breaches affecting or targeting computers and infrastructure used by us or our business partners may adversely impact our business and operations” for additional information regarding cybersecurity risks.

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

Item 2. Properties.

Our offices are in Malvern, Pennsylvania, where we have leased and have access to approximately 1,500 square feet of office space pursuant to a short-term lease agreement. We believe that our facilities are adequate to meet our current needs.

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

Holders of Record

As of March 18, 2025, there were approximately 23 holders of record of shares of our common stock. This number does not reflect the beneficial holders of our common stock who hold shares in street name through brokerage accounts or other nominees.

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

None.

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

Overview

Company Overview

We are a late-stage clinical drug platform company addressing neurodegeneration, such as Alzheimer’s disease (“AD”) and Parkinson’s disease (“PD”). We are developing our lead product candidate, buntanetap, which is designed to address AD, PD, and potentially other chronic neurodegenerative diseases. Buntanetap is a synthetically produced small molecule, orally administered, brain penetrant compound. In several studies, buntanetap was observed to inhibit the synthesis of neurotoxic proteins — APP/Aβ (“APP”), tau/phospho- tau (“tau”) and α-Synuclein (“αSYN”) — that are some of the main causes of neurodegeneration. High levels of neurotoxic proteins lead to reduced axonal transport, which is responsible for the communication between and within nerve cells. When that communication is compromised, the immune system is activated and attacks the nerve cells, eventually killing them. We have observed in our clinical studies in early AD and early PD patients and pre-clinical studies in mice and rats that buntanetap lowered neurotoxic protein levels leading to improved axonal transport, reduced inflammation, lower nerve cell death and improved affected function.

We designed the studies by applying our understanding of the underlying neurodegenerative disease states, and measured both target and pathway validation in the spinal fluid of patients to determine whether patients underlying disease condition improved following treatment. In addition to meeting their primary endpoints of safety and tolerability and secondary endpoint of pharmacokinetics (“PK”) of buntanetap, our AD/PD Trials also met exploratory endpoints of measures of biomarkers and improvements in cognition in AD patients, as well as function in PD patients. We believe that the AD/PD Trials represent the first double-blind, placebo-controlled study that showed improvements in AD patients, as measured by ADAS-Cog, and in PD patients, as measured by UPDRS. Following completion of the AD/PD Trials, we submitted our data to the U.S. Food and Drug Administration (“FDA”) and requested direction to further pursue the development of buntanetap in early PD patients. With the FDA’s guidance, we initiated a Phase 3 study in early PD patients in August 2022 (our “Phase 3 PD Study”). In the Phase 3 PD Study, early PD patients were defined as those at Hoehn & Yahr stages 1, 2 or 3 and OFF times of less than two hours per day. OFF time refers to periods when PD motor and/or non-motor symptoms occur between medication doses. We also submitted a proposed protocol for the treatment of moderate AD to the FDA, and after receiving permission to proceed, we initiated a Phase 2/3 study in mild to moderate AD patients in February 2023 (our “Phase 2/3 AD Study”). In the Phase 2/3 AD Study, mild to moderate AD patients were defined as those with a MMSE score between 14 and 24. Our Phase 3 PD Study and Phase 2/3 AD Study each had built in interim analyses.

Our Phase 3 PD Study incorporated an interim analysis at two months, the results of which were disclosed on March 31, 2023. The pre-planned interim analysis was conducted by our data analytics provider based on 132 patients from all cohorts collectively, for which baseline and two-month data was available. Based on the results of the interim analysis, we proceeded with the Phase 3 PD Study as planned in accordance with the previously established protocol. The study was completed on December 4, 2023, and we released the topline PD Study efficacy data on July 2, 2024. The study data showed that in two subgroups, buntanetap improved UPDRS 2, 3, 2+3 and total. It also showed that in the entire intent to treat (“ITT”) population, buntanetap stopped the loss of cognition and that in the 12% of patients that already had cognitive issues, buntanetap improved cognition in a dose-dependent, statistically significant way. We expect to discuss the Phase 3 PD data with the FDA at an end-of-study meeting during 2025. During that meeting, we plan to propose continued development of buntanetap with an additional, pivotal Phase 3 trial.

With respect to the Phase 2/3 AD Study, we disclosed the results of the interim analysis on October 23, 2023, and similar to our PD study, based on the outcome of the interim analysis, we proceeded with the study as planned. The Phase 2/3 AD study was completed on February 13, 2024, and on April 29, 2024, we announced topline efficacy data. The data showed that in early AD patients, buntanetap improved ADAS-Cog11 in a dose-dependent fashion and was statistically significant from placebo and from baseline.

On October 10, 2024, the Company met with the FDA in an end-of-phase 2 meeting to discuss its Phase 2/3 AD data and to agree on a regulatory path forward. Annovis and the FDA have aligned on a development path for buntanetap towards the filing of New Drug Applications (“NDAs”), one for short-term and one for long-term efficacy. The Phase 3 AD program will investigate buntanetap in patients with early AD and will consist of one study that first incorporates a 6-month study period aimed at confirming buntanetap’s symptomatic effects, then later transitioning into an 18-month study period, designed to demonstrate potential disease-modifying effects. While the overall study will span the combined 18-month treatment period, the completion of the first 6-month period, if well-designed and well-executed, may be sufficient to support an NDA filing, potentially within one year of the 6-month treatment period initiation.

During the end-of-phase 2 meeting for AD, the FDA raised no concerns with the Company’s data on buntanetap’s safety, including impact on liver enzymes, drug interactions, dose selection, pharmacokinetics and population pharmacokinetics. Further, the FDA confirmed that future development can proceed using the new crystal form of buntanetap.

We believe that we are the only company developing a drug for AD and PD that is designed to inhibit more than one neurotoxic protein and has a mechanism of action designed to restore nerve cell axonal and synaptic activity. By improving brain function, our goal is to treat memory loss and dementia associated with AD, as well as body and brain function issues associated with PD. Based on pre-clinical and clinical data collected to date, we believe that buntanetap has the potential to be the first drug to interfere with the underlying mechanism of neurodegeneration, potentially enabling buntanetap to be the only drug to improve cognition in AD and motor function in PD. The industry has historically encountered challenges in specifically targeting one neurotoxic protein, be it APP, tau or αSYN, indicating that doing so does not change the underlying course of neurodegeneration. Our ultimate goal is to develop a disease modifying drug (“DMD”) for patients with neurodegeneration by leveraging our clinical and pre-clinical data, which shows inhibition of the most relevant neurotoxic proteins. Studies have found that AD and PD are the most common neurodegenerative diseases in the U.S., and accordingly these diseases present two unmet needs of the aging population and two potentially large U.S. markets, if a DMD is developed and approved.

We believe that we are the only company developing a drug for AD and PD that is designed to inhibit more than one neurotoxic protein and has a mechanism of action designed to restore nerve cell axonal and synaptic activity. By improving brain function, our goal is to treat memory loss and dementia associated with AD, as well as body and brain function issues associated with PD. Based on pre-clinical and clinical data collected to date, we believe that buntanetap has the potential to be the first drug to interfere with the underlying mechanism of neurodegeneration, potentially enabling buntanetap to be the only drug to improve cognition in AD and motor function in PD. The industry has historically encountered challenges in specifically targeting one neurotoxic protein, be it APP, tau or αSYN, indicating that doing so does not change the underlying course of neurodegeneration. Our ultimate goal is to develop a disease modifying drug (“DMD”) for patients with neurodegeneration by leveraging our clinical and pre-clinical data, which shows inhibition of the most relevant neurotoxic proteins. Studies have found that AD and PD are the most common neurodegenerative diseases in the U.S., and accordingly, these diseases present two unmet needs of the aging population and two potentially large U.S. markets, if a DMD is developed and approved.

We have never been profitable and have incurred net losses since inception. Our accumulated deficit at December 31, 2024 was $134.8 million. We expect to incur losses for the foreseeable future, and we expect these losses to increase as we continue our development of, and seek regulatory approvals for, our product candidates. Because of the numerous risks and uncertainties associated with product development, we are unable to predict the timing or amount of increased expenses or when we will be able to achieve or maintain profitability, if at all.

Financial Operations Overview

The following discussion sets forth certain components of our statements of operations as well as factors that impact those items.

Segment Information

As of December 31, 2024, we viewed our operations and managed our business as one operating segment consistent with how our chief operating decision-maker, our Chief Executive Officer, makes decisions regarding resource allocation and assessing performance. As of December 31, 2024, substantially all of our assets were located in the United States. Our headquarters are located in Malvern, Pennsylvania.

Research and Development Expenses

Our research and development (“R&D”) expenses consist of expenses incurred in development and clinical studies relating to our product candidates, including:

●	expenses associated with clinical development;

●	personnel-related expenses, such as salaries, benefits, travel and other related expenses, including stock-based compensation; and
●	payments to third-party contract research organizations (“CROs”), contract manufacturing organizations (“CMOs”), contractor laboratories and other independent contractors.

Research and development costs are either expensed as incurred or recorded separately as a prepaid asset, whereby expense is recognized when the service is performed. Clinical development expenses for our product candidates are a significant component of our current research and development expenses. Product candidates in later stage clinical development generally have higher research and development expenses than those in earlier stages of development, primarily due to increased size (e.g., patient population) and duration of the clinical trials. We track and record information regarding external research and development expenses for each study or trial that we conduct. We often use third-party CROs, contractor laboratories and independent contractors to help us complete clinical studies. We recognize the expenses associated with third parties performing these services for us in our clinical studies based on the percentage of each study (or study activity) completed at the end of each reporting period.

Our research and development expenses in 2024 were primarily related to the wind-down and analysis of our Phase 3 study in early PD patients and our Phase 2/3 study in AD patients, as well as preparatory work for our pivotal Phase 3 AD study program in early AD patients. Our research and development expenses in 2023 were primarily related to the execution of our Phase 3 study in early PD patients and our Phase 2/3 study in AD patients. We expect that our research and development expenses in 2025 and for the next several years will continue to remain elevated as a result of costs associated with completing our Phase 3 trial for AD, our planned Phase 3 trial for PD and other subsequent planned activities leading up to a potential NDA filing(s) with the FDA. These expenditures are subject to numerous uncertainties regarding timing and cost to achieve completion. Completion of our clinical development and clinical trials may take several years or more and the length of time generally varies according to the type, complexity, novelty and intended use of our product candidates. The cost of clinical trials may vary significantly over the life of a project as a result of differences arising during clinical development.

Due to the ongoing and uncertain nature of our research and development, we are unable to accurately determine the duration or completion costs of our development of buntanetap. As a result of the difficulties of forecasting research and development costs of buntanetap as well as the other uncertainties discussed above, we are unable to determine when and to what extent we will generate revenues from the commercialization and sale of approved product candidates.

General and Administrative Expenses

General and administrative (“G&A”) expenses consist primarily of salaries, benefits and other related costs, including public company costs as well as stock-based compensation, for personnel serving in our executive, finance, accounting, and administrative functions. Our general and administrative expenses also include professional fees for legal services, including patent-related expenses, consulting, tax and accounting services, insurance, rent and general corporate expenses. We expect that our general and administrative expenses will increase as a result of the continued clinical development and potential commercialization of our product candidates.

Income Taxes

As of December 31, 2024, the Company had U.S. federal net operating loss (“NOL”) carryforwards of $54.1 million, which may be available to offset future income tax liabilities. Federal NOL carryforwards generated in 2017 and prior of $2.8 million will expire beginning 2032. The remaining federal NOL carryforwards generated beginning in 2018, do not expire. NOL carryforwards generated beginning in 2018 are permitted to offset 80% of taxable income in future years. As of December 31, 2024, the Company also had U.S. state NOL carryforwards of $56.6 million, which may be available to offset future income tax liabilities and will expire beginning in 2028.

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

Results of Operations

Years ended December 31, 2024 and 2023

Operating expenses and other income (expense) were comprised of the following:

	Year Ended
	December 31,
	2024	2023	Change

	(in thousands)
Operating expenses:
Research and development	$19,995	$38,791	$(18,796)
General and administrative	6,699	6,244	455
Total operating expenses	26,694	45,035	(18,341)
Other income (expense):
Interest income	332	668	(336)
Other financing costs	(1,853)	-	(1,853)
Change in fair value of warrants	3,626	(11,837)	15,463
Other income (expense), net	2,105	(11,169)	13,274
Net loss	$24,589	$56,204	$(31,615)

Research and Development Expenses

Research and development expenses decreased by $18.8 million for the year ended December 31, 2024 compared to the year ended December 31, 2023. The decrease was primarily the result of our Phase 3 PD and Phase 2/3 AD studies being active during the majority of 2023, whereas 2024 study activity was minimal because the aforementioned trials had been completed. This decrease related to timing of study costs was primarily offset by increases in statistics, bioanalytical and CMC costs during the year ended December 31, 2024. Year-over-year increases for these items took place as we analyzed data from our completed Phase 3 PD and Phase 2/3 AD studies and performed preparatory work for our pivotal Phase 3 AD study.

General and Administrative Expenses

General and administrative expenses increased by $0.5 million for the year ended December 31, 2024, compared to the year ended December 31, 2023. The increase was primarily a result of warrant exercise commissions expensed during the current year.

Interest Income

Interest income decreased by $0.3 million for the year ended December 31, 2024 compared to the year ended December 31, 2023. The decrease was primarily the result of lower cash and cash equivalent balances on hand year-over-year.

Other Financing Costs

Financing costs were $1.9 million for the year ended December 31, 2024. We did not incur any financing costs for the year ended December 31, 2023. The change was attributable to issuance costs as well as changes in derivative fair value associated with our ELOC financing with an ELOC Purchaser, described further below.

Change in Fair Value of Warrants

Change in fair value of warrants was a gain of $3.6 million for the year ended December 31, 2024 compared to a loss of $11.8 million the year ended December 31, 2023. This change was attributable to the fair value remeasurement with respect to our liability-classified Canaccord Warrants during 2024. The current year loss recorded in the statements of operations was primarily driven by warrant exercises made at higher stock prices during the third quarter of 2024, triggering remeasurement. The remaining change in fair value was primarily driven by the change in our stock price during 2024. For the year ended December 31, 2023, the change in fair value was primarily attributable to issuance of the liability-classified Canaccord Warrants and the increase in our stock price during the fourth quarter.

Liquidity and Capital Resources

Since our inception in 2008, we have devoted most of our cash resources to research and development and general and administrative activities. We have financed our operations primarily with the proceeds from the sale of common stock and warrants. To date, we have not generated any revenues from the sale of products, and we do not anticipate generating any revenues from the sales of products for the foreseeable future. We have incurred losses and generated negative cash flows from operations since inception. As of December 31, 2024, our principal source of liquidity was our cash and cash equivalents, which totaled $10.6 million.

Equity Financings

March 2024 Registered Direct Offerings

On March 15, 2024 and March 21, 2024, we entered into two separate securities purchase agreements with the same institutional investor. When aggregating the results of both purchase agreements, we issued 0.4 million shares for net proceeds of $3.9 million registered direct offerings.

April 2024 ELOC Purchase Agreement

On April 25, 2024, we entered into an ELOC Purchase Agreement with an ELOC Purchaser, whereby we could offer and sell, from time to time at our sole discretion, and whereby the ELOC Purchaser committed to purchase, up to 2.0 million shares of shares of our common stock. The term of the agreement was until the expiration of our active S-3 Registration Statement, unless earlier terminated or exhausted.

Upon execution of the ELOC Purchase Agreement, we agreed to issue 33,937 shares of common stock as commitment shares to the ELOC Purchaser. In addition to the commitment shares referenced above, as of the year ended December 31, 2024 we have sold 2.0 million shares of our common stock under the purchase agreement and received net proceeds of $14.6 million. There are no shares remaining to sell under this agreement after December 31, 2024.

January and July 2024 Warrant Exercises

During July of 2024, 0.8 million of our Canaccord warrants were exercised at $9.00 per share in a series of transactions. The exercises resulted in gross proceeds of $7.5 million. There were also 0.1 million warrants exercised in January of 2024, for gross proceeds of $0.5 million. Total warrant commissions payable to Canaccord for these exercises totaled $0.5 million, which was expensed in the Statements of Operations for the year ended December 31, 2024.

December 2024 ATM

On December 11, 2024, we entered into an Equity Distribution Agreement (“Distribution Agreement”) with Oppenheimer & Co. Inc. (“OpCo”), relating to the sale of shares of our common stock. In accordance with the terms of the Distribution Agreement, we may offer and sell shares of our common stock having an aggregate offering price of up to $50.0 million from time to time through or to OpCo, acting as our agent or principal.

During the year ended December 31, 2024, we have sold 26,788 shares of common stock pursuant to the Distribution Agreement for gross proceeds of $0.2 million before commissions.

February 2025 ThinkEquity Offering

On February 3, 2025, we entered into an Underwriting Agreement with ThinkEquity LLC, acting as representative of the underwriters with respect to an underwritten public offering of 5.3 million units of the Company. Each unit sold consisted of one share of common stock and one warrant to purchase one share of common stock (the “ThinkEquity Warrants”), at a per unit price of $4.00 (the “Offering”). Aggregate gross proceeds from the Offering were $21.0 million before deducting underwriting discounts and other estimated offering expenses. The Warrants have an exercise price of $5.00 per share, are immediately exercisable and expire five years from the date of issuance. The shares of Common Stock and Warrants were issued separately. We have agreed to suspend sales of our Common Stock under the OpCo ATM Facility for a period of six months after the closing of the Offering.

Future Capital Requirements

We do not have sufficient capital on hand to fund our operations for the next 12 months and will need to raise additional capital to meet our obligations as they become due. We believe that our current cash and cash equivalents will be sufficient to fund our operating expenses and capital expenditure requirements into the fourth quarter of 2025. We will need to raise substantial additional capital to complete the development and commercialization of our product candidates through public or private equity offerings, debt financings, collaboration and licensing arrangements or other financing alternatives. However, there can be no assurance that we will be successful in raising additional capital or that such capital, if available, will be on terms that are acceptable to us. If we are unable to raise sufficient additional capital or defer sufficient operating expenses, we may be compelled to reduce the scope of our operations. Accordingly, we have concluded that substantial doubt exists with respect to our ability to continue as a going concern within one year after the date that these financial statements are issued.

We expect to incur significant operating losses for the foreseeable future. We also expect these losses to further increase, as we ramp up our clinical development programs and begin activities for commercial launch readiness. We may also encounter unforeseen expenses, difficulties, complications, delays and other currently unknown factors that could adversely affect our business.

Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:

●	the initiation, progress, timing, costs and results of preclinical studies and clinical trials, including patient enrollment in such trials, for buntanetap or any other future product candidates;
●	the clinical development plans we establish for buntanetap and any other future product candidates, including any modifications to clinical development plans based on feedback that we may receive from regulatory authorities;
●	the number and characteristics of product candidates that we discover or in-license and develop;
●	the outcome, timing and cost of regulatory meetings and reviews by the FDA and comparable foreign regulatory authorities, including the potential for the FDA or comparable foreign regulatory authorities to require that we perform more studies than those that we currently expect;
●	the requirements of regulatory authorities in any additional jurisdictions in which we may seek approval for buntanetap and any future product candidates and our anticipated timing for seeking approval in such jurisdictions;
●	the costs of filing, prosecuting, defending and enforcing any patent claims and maintaining and enforcing other intellectual property and proprietary rights;
●	the effects of competing technological and market developments;
●	the costs associated with hiring additional personnel and consultants as our business grows, including additional executive officers and clinical development, regulatory, CMC, quality and commercial personnel;
●	the costs and timing of the implementation of commercial-scale manufacturing activities, if any product candidate is approved, including as a result of inflation, any supply chain issues or component shortages;
●	the costs and timing of establishing sales, marketing and distribution capabilities for any product candidates for which we may receive regulatory approval;

●	our ability to achieve sufficient market acceptance, coverage and adequate reimbursement from third-party payors and adequate market share and revenue for any approved products;
●	the terms and timing of establishing and maintaining collaborations, licenses and other similar arrangements; and
●	the costs associated with any products or technologies that we may in-license or acquire.

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

Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities the years ended December 31, 2024 and 2023.

	Year Ended
	December 31,
	2024	2023

	(in thousands)
Total net cash (used in) provided by:
Operating activities	$(21,895)	$(39,967)
Financing activities	26,692	17,344
Net increase (decrease) in cash and cash equivalents	$4,797	$(22,623)

Operating Activities

For the year ended December 31, 2024, cash used in operations was $21.9 million compared to $40.0 million for the year ended December 31, 2023. The decrease in cash used in operations was primarily the result of our Phase 3 PD and Phase 2/3 AD studies being active during the majority of 2023, whereas 2024 study activity was minimal because the aforementioned trials had been substantially completed in 2023. The reduction in clinical activity during 2024 significantly reduced our operating cash burn year-over-year.

We expect cash used in operating activities to once again increase in 2025 as compared to 2024, due to an expected increase in our operating losses associated with continued development of our product candidates (i.e., pivotal Phase 3 AD Program) as well as planned increases in our personnel count.

Financing Activities

Cash provided by financing activities was $26.7 million during the year ended December 31, 2024, which was primarily attributable to proceeds from issuance of common stock and warrants for capital raises, including our ELOC and ATM facilities, as well as proceeds from exercises of our Canaccord Warrants.

Cash provided by financing activities was $17.3 million during the year ended December 31, 2023, which was primarily attributable to proceeds from issuance of common stock and warrants for capital raises, including proceeds from our equity financing with Canaccord as well as proceeds from exercises of our Canaccord Warrants.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements during the periods presented, and we do not currently have any off-balance sheet arrangements as defined in the rules and regulations of the SEC.

Critical Accounting Policies and Use of Estimates

We have based our management’s discussion and analysis of financial condition and results of operations on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported revenues and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and judgments, including those related to clinical development expenses, fair value of warrants and stock-based compensation. The clinical development cost to advance any of our product candidates to marketing approval is substantial and involves numerous risks and uncertainties associated with pharmaceutical product development. As a result, we are unable to accurately predict the timing or amount of increased expenses and, as a result, clinical development expense could be materially different as the costs are incurred. In determining warrant fair value, we maximize the use of quoted prices and observable inputs. Observable inputs are inputs that market participants would use in pricing the asset or liability based on market data obtained from independent sources. We measure and record stock compensation expense using the applicable accounting guidance for share-based payments using the Black-Scholes option pricing model to value option awards which requires the use of subjective assumptions, including the expected life of the option and expected share price volatility. These assumptions used in calculating the fair value of stock-based awards represent our best estimates and involve inherent uncertainties and the application of judgment. As a result, if factors change and we used different assumptions, stock-based compensation expense could be materially different for stock-based awards.

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

Research and Development Expenses and Clinical Trial Accruals

As part of the process of preparing the financial statements included elsewhere in this Annual Report on Form 10-K, we are required to estimate and record expenses, for which a large portion are research and development expenses. Research and development expenses include, among other categories - development, clinical trials, and regulatory compliance costs incurred with research organizations, contract manufacturers, and other third-party vendors. We rely on third-parties to conduct our clinical studies and to provide many of these services, including data and project management, statistical analysis and electronic compilation. At the end of each reporting period, the estimation process involves identifying services that have been performed on our behalf by third-parties, estimating and accruing expenses in our financial statements based on the evaluation of the progress to completion of specific tasks and the facts and circumstances known to us at the time of the estimate, and assessing the accuracy of these estimates going forward to determine if adjustments are required. We periodically collaborate with our third-party vendors to assist in determining our estimates. Payments for these activities performed by our third-party vendors are based on the terms of the individual arrangements with our third-party vendors, which may differ from the pattern of costs incurred, and are reflected in the financial statements as prepaid or accrued research and development expense, as applicable. We believe our estimates and assumptions are reasonable under the current conditions; however, actual results may differ from these estimates. Any changes to estimates will be recorded in the period in which a circumstance causing a change in estimate becomes known and the impact of any change in estimate could be material.

Stock-Based Compensation

We account for our stock-based compensation awards in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718, Compensation—Stock Compensation (“ASC 718”). We have issued stock-based compensation awards that are stock options, in accordance with ASC 718. ASC 718 requires all stock-based payments, including grants of stock options, to be recognized in the statements of operations based on their grant date fair values. We use the Black-Scholes option-pricing model to determine the fair value of options granted. We recognize forfeitures as they occur. Expense related to stock-based compensation awards are recorded to research and development expense or general and administrative expense based on the underlying function of the individual that was granted the stock-based compensation award. Estimating the fair value of stock options requires the input of subjective assumptions, including the expected term of the stock option, stock price volatility, the risk-free interest rate, and expected dividends. The assumptions used in our Black-Scholes option-pricing model represent our best estimates and involve a number of variables, uncertainties, assumptions, and the application of our judgment, as they are inherently subjective.

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

Stock-based compensation expense was $3.8 million and $4.6 million for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024, we had $2.4 million of unrecognized stock-based compensation expense, related to service-based options, which will be recognized over a remaining weighted-average period of 1.0 years.

Valuation of Common Stock Warrant Liabilities

The fair value of Common Stock Warrant Liabilities is determined using a Black-Scholes option-pricing model. Determining the appropriate fair value model and calculating the fair value of Common Stock Warrants requires considerable judgment. Any change in the estimates used may cause the value to be higher or lower than that reported. The Common Stock Warrants are not traded in an active market and the fair value is determined using valuation techniques. The estimates may be significantly different from those recorded in the financial statements because of the use of judgment and the inherent uncertainty in estimating the fair value of these instruments that are not quoted in an active market. All changes in the fair value are recorded in the statements of operations each reporting period.

Recently Adopted Accounting Pronouncements

Effective January 1, 2024, the Company retrospectively adopted Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”) on an annual basis, which requires public entities to disclose information about their reportable segments’ significant expenses and other segment items. ASU 2023-07 also requires public entities with a single reportable segment to apply the disclosure requirements in ASU 2023-07, as well as all existing segment disclosures and reconciliation requirements in FASB ASC Topic 280, Segment Reporting. This guidance is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. See Note 11 for additional disclosures made as a result of adopting ASU 2023-07.

Recent Accounting Pronouncements

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which improves income tax disclosures by requiring: (1) consistent categories and greater disaggregation of information in the rate reconciliation, and (2) income taxes paid disaggregated by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures. ASU 2023-09 is effective for annual periods beginning after December 15, 2024. Early adoption is permitted. The ASU indicates that all entities will apply the guidance prospectively with an option for retroactive application to each period presented in the financial statements. The Company has not determined the impact ASU 2023-09 may have on the Company’s financial statement disclosures but is not expecting material impacts.

In November 2024, the FASB issued ASU 2024-03, Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”), which requires public entities, at annual and interim reporting periods, to disclose in a tabular format additional information about specific expense categories in the notes to the financial statements. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is still evaluating the impacts of this ASU on its future financial statements and disclosures.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15I and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on such evaluation, our Chief Executive Officer has concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer, as our interim principal financial and accounting officer, to allow timely decisions regarding required disclosures.

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

Management utilized the criteria established in the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) to assess the effectiveness of our internal control over financial reporting as of December 31, 2024. Based on the assessment, management has concluded that, as of December 31, 2024, our internal control over financial reporting was effective.

As an emerging growth company, management’s assessment of internal control over financial reporting was not subject to attestation by our independent registered public accounting firm.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

During the three months ended December 31, 2024, the following directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(c) of Regulation S-K:

Name and Title	Action	Date	Plan	Aggregate Number of securities to be sold	Plan Expiration Date
Maria Maccecchini, CEO & Director	Adoption	17-Dec-24	Rule 10b5-1	270,000	16-Sep-26
Claudine Bruck, Director	Adoption	17-Dec-24	Rule 10b5-1	21,426	31-Dec-25
Mark White, Director	Adoption	17-Dec-24	Rule 10b5-1	51,426	30-Sep-26

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

We incorporate the information required by this Item 10 by reference to the definitive proxy statement for our 2025 annual meeting of shareholders, to be filed with the SEC.

Item 11. Executive Compensation.

We incorporate the information required by this Item 11 by reference to the definitive proxy statement for our 2025 annual meeting of shareholders, to be filed with the SEC.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

We incorporate the information required by this Item 12 by reference to the definitive proxy statement for our 2025 annual meeting of shareholders, to be filed with the SEC.

Equity Compensation Plan Information

	Number of
	securities to be issued		Number of securities remaining
	upon exercise of	Weighted-average	available for future issuance under
	outstanding options,	exercise price of outstanding	equity compensation plans (excluding
Plan category	warrants and rights	options, warrants and rights	securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,336,020	$11.39	354,299
Equity compensation plans not approved by security holders	310,733	$8.99	—
Total	2,646,753	$11.11	354,299

Item 13. Certain Relationships and Related Transactions and Director Independence.

We incorporate the information required by this Item 13 by reference to the definitive proxy statement for our 2025 annual meeting of shareholders, to be filed with the SEC.

Item 14. Principal Accountant Fees and Services.

We incorporate the information required by this Item 14 by reference to the definitive proxy statement for our 2025 annual meeting of shareholders, to be filed with the SEC.

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

4.2	Form of Warrant Agreement (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on November 1, 2023.)

4.3	Form of Warrant (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on February 5, 2025)

4.4	Warrant Agency Agreement (Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on February 5, 2025)

4.5	Description of Registrant’s Securities.

10.1+	Second Amended and Restated Employment Agreement dated as of March 24, 2020 between the Registrant and Maria Maccecchini. (Incorporated by reference to Exhibit 10.1 to Form 10-K filed March 25, 2020.)

10.2+	Annovis Bio, Inc. 2018 Equity Incentive Plan. (Incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-8 filed February 14, 2020.)

10.3+	Amendment to Annovis Bio, Inc. 2019 Equity Incentive Plan (Incorporated by reference to form DEF 14A filed April 29, 2024.)

10.4

Registration Rights Agreement dated as of December 19, 2014 among the Registrant and the signatories thereto. (Incorporated by reference to Exhibit 10.5 to Amendment No. 1 to Form S-1 filed August 8, 2019.)

Exhibit Number	Description of Exhibit
10.5+

Form of Non-Qualified Stock Option Award Agreement for the Annovis Bio, Inc. 2019 Equity Incentive Plan. (Incorporated by reference to Exhibit 10.6 to the Annual Report on Form 10-K filed on March 31, 2023).

10.6

Distribution Agreement, dated December 11, 2024, by and between Annovis Bio, Inc. and Oppenheimer & Co. Inc. (Incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed on December 12, 2024)

10.7

Underwriting Agreement, dated February 3, 2025, by and between Annovis Bio., Inc. and ThinkEquity LLC (Incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed on February 5, 2025)

19.1	Insider Trading Policy

23.1	Consent of Ernst & Young LLP

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1	Clawback Policy (Incorporated by reference to Exhibit 97.1 to the Annual Report on Form 10-K filed March 29, 2024)

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File – the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
+	Indicates management contract or compensatory plan.
(c)	Financial Statement Schedules:

None.

Item 16. Form 10-K Summary.

Not Applicable.

ANNOVIS BIO, INC.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Annovis Bio, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Annovis Bio, Inc. (the Company) as of December 31, 2024 and 2023, the related statements of operations, changes in stockholders’ equity (deficit) and cash flows for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

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

Philadelphia, Pennsylvania

March 21, 2025

ANNOVIS BIO, INC.

Balance Sheets

	As of December 31,
	2024	2023

Assets
Current assets:
Cash and cash equivalents	$10,551,916	$5,754,720
Prepaid expenses and other current assets	3,373,717	4,453,544
Total assets	$13,925,633	$10,208,264
Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$2,305,974	$1,292,837
Accrued expenses	1,575,013	2,986,273
Total current liabilities	3,880,987	4,279,110
Non-current liabilities:
Warrant liability	737,000	13,680,000
Total liabilities	4,617,987	17,959,110
Commitments and contingencies (Note 6)
Stockholders’ equity (deficit) :
Preferred stock - $0.0001 par value, 2,000,000 shares authorized and 0 shares issued and outstanding	—	—
Common stock - $0.0001 par value, 70,000,000 shares authorized and 14,141,521 and 10,519,933 shares issued and outstanding at December 31, 2024 and December 31, 2023, respectively	1,414	1,052
Additional paid-in capital	144,155,694	102,507,189
Accumulated deficit	(134,849,462)	(110,259,087)
Total stockholders’ equity (deficit)	9,307,646	(7,750,846)
Total liabilities and stockholders’ equity (deficit)	$13,925,633	$10,208,264

See accompanying notes to financial statements.

ANNOVIS BIO, INC.

Statements of Operations

	Year Ended December 31,
	2024	2023
Operating expenses:
Research and development	$19,995,447	$38,790,603
General and administrative	6,699,481	6,244,408
Total operating expenses	26,694,928	45,035,011
Operating loss	(26,694,928)	(45,035,011)
Other income (expense):
Interest income	331,849	667,898
Other financing costs (Note 7)	(1,853,189)	—
Change in fair value of warrants (Note 7)	3,625,893	(11,837,200)
Total other income (expense), net	2,104,553	(11,169,302)
Net loss	$(24,590,375)	$(56,204,313)
Net loss per share (Note 9)
Basic	$(2.02)	$(6.23)
Diluted	$(2.31)	$(6.23)
Weighted-average number of common shares used in computing net loss per share
Basic	12,182,475	9,023,138
Diluted	12,235,444	9,023,138

See accompanying notes to financial statements.

ANNOVIS BIO, INC.

Statements of Changes in Stockholders’ Equity (Deficit)

	Stockholders’ Equity (Deficit)
			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’ Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance, December 31, 2022	8,163,923	$816	$82,377,488	$(54,054,774)	$28,323,530
Exercise of stock options	59,897	6	8,379	—	8,385
Stock-based compensation expense	—	—	4,628,406	—	4,628,406
Exercise of common stock warrants, inclusive of warrant reduction	50,000	5	1,056,196	—	1,056,201
Issuance of common stock, net of issuance costs and warrant liability	2,246,113	225	14,436,720		14,436,945
Net loss	—	—	—	(56,204,313)	(56,204,313)
Balance, December 31, 2023	10,519,933	$1,052	$102,507,189	$(110,259,087)	$(7,750,846)
Cashless exercise of stock options	220,339	22	(22)	—	—
Stock-based compensation expense	—	—	3,836,770	—	3,836,770
Exercise of common stock warrants, inclusive of warrant reduction	891,667	89	17,342,022	—	17,342,111
Issuance of common stock pursuant to Equity Distribution Agreement, net of issuance costs	26,788	3	156,766	—	156,769
Issuance of common stock pursuant to ELOC, net of issuance costs	2,051,428	205	16,438,012	—	16,438,217
Issuance of common stock pursuant to registered direct offering, net of issuance costs	431,366	43	3,874,957	—	3,875,000
Net loss	—	—	—	(24,590,375)	(24,590,375)
Balance, December 31, 2024	14,141,521	$1,414	$144,155,694	$(134,849,462)	$9,307,646

See accompanying notes to financial statements.

ANNOVIS BIO, INC.

Statements of Cash Flows

	Year Ended December 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(24,590,375)	$(56,204,313)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	3,836,770	4,628,406
Change in fair value of warrants	(3,625,893)	11,837,200
Non-cash other financing costs, including change in fair value of derivative	1,803,189	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,079,827	3,190,832
Accounts payable	1,013,138	(2,668,417)
Accrued expenses	(1,411,260)	(751,012)
Net cash used in operating activities	(21,894,604)	(39,967,304)
Cash flows from financing activities:
Proceeds from issuance of common stock, net	18,666,797	16,885,946
Proceeds from exercise of warrants	8,025,003	450,000
Proceeds from exercise of stock options	—	8,385
Net cash provided by financing activities	26,691,800	17,344,331
Net increase (decrease) in cash and cash equivalents	4,797,196	(22,622,973)
Cash and cash equivalents, beginning of year	5,754,720	28,377,693
Cash and cash equivalents, end of year	$10,551,916	$5,754,720
Supplemental disclosure of cash flow information:
Other adjustment to value of warrants related to exercises	$9,317,108	$606,201
Cash paid for financing costs	$50,000	$—

See accompanying notes to financial statements.

Annovis Bio, Inc.

Notes to Financial Statements

December 31, 2024 and 2023

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

Since the Company’s inception, the Company has incurred losses and negative cash flows from operations. At December 31, 2024, the Company had cash and cash equivalents of $10.6 million and an accumulated deficit of $134.8 million. The Company’s net loss was $24.6 million and $56.2 million for the years ended December 31, 2024 and 2023, respectively. In addition, the Company’s operating loss was $26.7 million and $45.0 million for the years ended December 31, 2024 and 2023, respectively. The Company follows the provisions of Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 205-40, Presentation of Financial Statements-Going Concern, or ASC 205-40, which requires management to assess the Company’s ability to continue as a going concern for one year after the date the financial statements are issued. The Company expects that its existing balance of cash and cash equivalents as of December 31, 2024, combined with cash raised in the first quarter of 2025 in connection with its December 2024 ATM with OpCo and February 2025 stock offering with ThinkEquity, is not sufficient to fund operations for the period through one year after the date of this filing and therefore management has concluded that substantial doubt exists about the Company’s ability to continue as a going concern. Management’s plans to mitigate this risk include raising additional capital through equity financings, debt or other potential alternatives. Management’s plans may also include the deferral of certain operating expenses unless and until additional capital is received. However, there can be no assurance that the Company will be successful in raising additional capital or that such capital, if available, will be on terms that are acceptable to the Company, or that the Company will be successful in deferring certain operating expenses. As such, management concluded that such plans do not alleviate the substantial doubt. If the Company is unable to raise sufficient additional capital or defer sufficient operating expenses, the Company may be compelled to reduce the scope of its operations.

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

(b) Use of Estimates

In preparing the financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of expenses during the reporting period. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may be affected by changes in these estimates. On an ongoing basis, the Company evaluates its estimates and assumptions. These estimates and assumptions include those used in the accounting for research and development contracts, including clinical trial accruals, common stock warrant liabilities, derivative liabilities and the accounting and fair value measurement of equity awards.

(c) Segment Information

As of December 31, 2024, the Company viewed its operations and managed its business as one operating segment consistent with how the Company's chief operating decision-maker, the Company's Chief Executive Officer, makes decisions regarding resource allocation and assesses performance. As of December 31, 2024, substantially all of the Company's assets were located in the United States. Refer to Note 11 for additional information

(d) Basic and Diluted Net Income per Share

Basic net loss per share is determined using the weighted average number of shares of common stock outstanding during each period. Diluted net loss per share includes the effect, if any, from the potential exercise or conversion of securities, such as stock options and warrants, which would result in the issuance of incremental shares of common stock. The computation of diluted net loss per shares does not include the conversion or exercise of securities that would have an anti-dilutive effect.

(e) Cash and Cash Equivalents

The Company considers all highly-liquid investments with original maturities of three months or less to be cash equivalents. Cash equivalents may include bank demand deposits and money market funds that invest primarily in certificates of deposit, commercial paper, and U.S. government agency securities and treasuries. The Company records interest income received on cash and cash equivalents to other income (expense), net in the statements of operations. The Company has significant cash balances at financial institutions which throughout the year regularly exceed the federally insured limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse effect on the Company’s financial condition, results of operations, and cash flows.

(f) Issuance Costs Associated with Equity Issuances

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

(g) Derivative Liability

The Company evaluates all features contained in financing agreements to determine if there are any embedded derivatives that require separate accounting from the underlying agreement under ASC 815 – Derivatives and Hedging. An embedded derivative that requires separation is accounted for as a separate liability or asset from the host agreement. The separated embedded derivative is accounted for at fair market value, with changes in fair value recognized in the statements of operations within the other financing costs line item. The Company determined that certain features under the ELOC Purchase Agreement (See Note 7 — Stockholders’ Equity (Deficit)) collectively qualified as an embedded derivative. The derivative was accounted for separately from the underlying ELOC Purchase Agreement and is accounted for at fair value. As of December 31, 2024, the liability balance was zero because the ELOC facility had been exhausted and all shares from the equity line had been sold.

(h) Common Stock Warrants

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

(j) Patent Costs

All patent-related costs incurred in connection with filing and prosecuting patent applications are expensed as incurred due to the uncertainty about the recovery of the expenditure. Amounts incurred are classified as general and administrative expenses.

(k) Stock-Based Compensation

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

(l) Income Taxes

The Company provides for income taxes using the asset and liability approach. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. As of December 31, 2024 and 2023, the Company had a full valuation allowance against its deferred tax assets.

The Company is subject to the provisions of ASC 740, Income Taxes, which prescribes a more likely-than-not threshold for the financial statement recognition of uncertain tax positions. ASC 740 clarifies the accounting for income taxes by prescribing a minimum recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. There are currently no open federal or state tax audits. The Company has not recorded any liability for uncertain tax positions as of December 31, 2024 or 2023.

(m) Recently Adopted Accounting Pronouncements

Effective January 1, 2024, the Company retrospectively adopted Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”) on an annual basis, which requires public entities to disclose information about their reportable segments’ significant expenses and other segment items. ASU 2023-07 also requires public entities with a single reportable segment to apply the disclosure requirements in ASU 2023-07, as well as all existing segment disclosures and reconciliation requirements in FASB ASC Topic 280, Segment Reporting. This guidance is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. See Note 11 for additional disclosures made as a result of adopting ASU 2023-07.

(n) Recent Accounting Pronouncements

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which improves income tax disclosures by requiring: (1) consistent categories and greater disaggregation of information in the rate reconciliation, and (2) income taxes paid disaggregated by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures. ASU 2023-09 is effective for annual periods beginning after December 15, 2024. Early adoption is permitted. The ASU indicates that all entities will apply the guidance prospectively with an option for retroactive application to each period presented in the financial statements. The Company has not determined the impact ASU 2023-09 may have on the Company’s financial statement disclosures, but it does not anticipate material impacts.

In November 2024, the FASB issued ASU 2024-03, Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”), which requires public entities, at annual and interim reporting periods, to disclose in a tabular format additional information about specific expense categories in the notes to the financial statements. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is still evaluating the impacts of this ASU on its future financial statements and disclosures.

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

The following tables provides the carrying value and fair value of certain financial assets and liabilities of the Company measured at fair value on a recurring basis as of December 31, 2024 and 2023:

		Fair Value Measurement at
		December 31, 2024
	Carrying Value	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$491,006	$491,006	$—	$—
Total assets measured and recorded at fair value	$491,006	$491,006	$—	$—
Liabilities:
Warrant liability	$737,000	$—	$—	$737,000
Total liabilities measured and recorded at fair value	$737,000	$—	$—	$737,000

		Fair Value Measurement at
		December 31, 2023
	Carrying Value	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$5,136,677	$5,136,677	$—	$—
Total assets measured and recorded at fair value	$5,136,677	$5,136,677	$—	$—
Liabilities:
Warrant liability	$13,680,000	$—	$—	$13,680,000
Total liabilities measured and recorded at fair value	$13,680,000	$—	$—	$13,680,000

The Company did not transfer any financial instruments into or out of Level 3 classification, during the year ended December 31, 2024 or 2023.

(a)	Canaccord Warrants

The common stock warrants issued in connection with the Company’s equity financing in November 2023 (“Canaccord Warrants”) were classified as liabilities at the time of issuance due to certain cash settlement adjustment features that are outside of the Company’s control or not deemed to be indexed to the Company’s stock. The Canaccord Warrant liability is remeasured each reporting period with the change in fair value recorded to other income (expense), net in the statements of operations until the warrants are exercised, expired, reclassified, or otherwise settled. From their date of issuance until the period ended June 30, 2024, the fair value of the Canaccord Warrants was estimated using a Monte Carlo simulation model, given the performance conditions outlined further below. However, during the quarter ended September 30, 2024, the Company determined that certain performance conditions could not be met and that going forward, their use as inputs for determining fair value was no longer appropriate. As such, after the period ended June 30, 2024, the fair value of the Canaccord Warrants is estimated using a Black-Scholes option-pricing model.

The estimated fair value of the Canaccord Warrants is determined using Level 3 inputs. Inherent in both a Monte Carlo simulation model and a Black-Scholes option-pricing model are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and other inputs. The Company estimates the volatility of its warrants based on an implied asset volatility calculated and believed to be reasonable for the Company over the holding period remaining. The risk-free interest rate is based on the market yield of U.S. Treasuries over a term commensurate with the remaining term to expiration. Any changes in these assumptions can change the associated valuation significantly.

The following tables provide quantitative information regarding Level 3 fair value measurements inputs as of their respective measurement dates. The table for the year ending December 31, 2024 presents inputs used under a Black-Scholes option-pricing model. The table for the year ending December 31, 2023 presents inputs used under a Monte Carlo simulation model:

	December 31, 2024	December 31, 2023
Exercise price	$9.00	$9.00
Closing stock price	$5.03	$18.70
Number of warrants outstanding	308,333	1,200,000
Phase III data probability of success	—%	60%
Volatility	80%	55%
Term (time to expiration in years)	3.84	4.84
Redemption hurdle price	$—	$14.25
Risk-free rate	4.3%	3.9%

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

During the year ended December 31, 2024, the Company released topline data from its Phase 3 study in patients with Parkinson’s Disease. It was determined that based on the data, both criteria required for redemption of the Canaccord Warrants were not met. As such, the probability of success and redemption hurdle price inputs were no longer used in the Black-Scholes option-pricing model outlined above for the year ending December 31, 2024.

The Warrants were exercisable immediately and will expire on November 2, 2028, five years from the date of issuance. See Note 7 – Stockholders’ Equity (Deficit) for additional background.

(4) Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	As of December 31,
	2024	2023
Prepaid clinical expenses	$2,998,811	$4,391,219
Prepaid other	346,313	23,455
Prepaid insurance	21,098	18,074
Security deposits	7,495	20,796
Total prepaid expenses and other current assets	$3,373,717	$4,453,544

(5) Accrued Expenses

Accrued expenses consisted of the following:

	As of December 31,
	2024	2023
Accrued clinical expenses	$948,695	$2,645,589
Payroll and related benefits	364,717	96,848
Accrued professional fees and other	261,601	243,836
Total accrued expenses	$1,575,013	$2,986,273

(6) Commitments and Contingencies

(a) Research & Development

The Company has entered contracts with CROs and CMOs related the Company’s clinical trials. The contracts require upfront payments, milestone payments, and pass-through cost reimbursements, to be made. While the contracts are generally cancellable with (written) notice, the Company is obligated to make payments for services rendered through the termination date of the project with any applicable CRO/CMO.

(b) Leases

The Company maintains one short-term lease associated with occupying its corporate headquarters. Total rental expense was $0.1 million and $0.1 million for the years ended December 31, 2024 and 2023, respectively.

(c) Employment Agreements

The Company has an agreement with its Chief Executive Officer that provides for severance payments upon termination of the agreement by the Company for any reason other than for cause, death or disability or by the employee for good reason. The maximum aggregate severance payments under the agreement was estimated to be $1.1 million at December 31, 2024.

(d) Litigation

The Company is subject, from time to time, to claims by third parties under various legal disputes. The defense of such claims, or any adverse outcome relating to any such claims, could have a material adverse effect on the Company’s liquidity, financial condition and cash flows.

For both the years ended December 31, 2024 and December 31, 2023 the Company did not have any pending legal actions deemed to be material.

(7) Stockholders’ Equity (Deficit)

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

(b) Common Stock

Dividends

Subject to the rights of holders of all classes of Company stock outstanding having rights that are senior to or equivalent to holders of common stock, the holders of the common stock are entitled to receive dividends when and as declared by the Board of Directors.

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

(c) Preferred Stock

Preferred stock may be issued from time to time by the Board in one or more series. There was no preferred stock issued or outstanding as of December 31, 2024 or December 31, 2023.

(d) IPO Warrants

In conjunction with the closing of the Company’s Initial Public Offering (“IPO”), the Company granted its underwriters 0.1 million warrants to purchase shares of Company common stock (“IPO Warrants”) at an exercise price of $7.50 per share, which was 125% of the IPO price. The IPO Warrants have a five-year term and were exercisable as of January 29, 2021 and have been classified by the Company as a component of stockholders’ equity. At both December 31, 2024 and December 31, 2023, 2,400 of the IPO Warrants were outstanding. No IPO Warrants were exercised during the years ended December 31, 2024 or 2023.

(e) March 2023 ATM

On March 31, 2023, the Company, entered into an At the Market (“ATM”) Equity Offering Sales Agreement (the “Sales Agreement” or “March 2023 ATM”) with BofA Securities, Inc. (“BofA”) and ThinkEquity LLC (“ThinkEquity” and, together with BofA, the “Sales Agents”), as sales agents, pursuant to which the Company could offer and sell, from time to time through the Sales Agents, shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”), having an aggregate offering price of up to $50.0 million.

On April 4, 2023, the Company delivered written notice to BofA and ThinkEquity to terminate the Sales Agreement, effective April 9, 2023. The Company was not subject to any termination penalties related to the termination of the Sales Agreement.

Prior to termination of the Sales Agreement, the Company sold 0.7 million shares of Common Stock pursuant to the Sales Agreement at a price of $10.88 per share, for gross proceeds of $7.6 million before commissions. As a result of the termination of the Sales Agreement, the Company will not offer or sell any additional shares of Common Stock under the Sales Agreement.

(f) April 2023 Private Placement

On April 7, 2023, the Company sold 0.1 million shares of its common stock in a private placement to individual members of its Board of Directors and management at a price of $12.61 per share, for aggregate proceeds of $1.1 million.

(g) November 2023 Equity Offering and Warrant Issuance

On October 31, 2023, the Company entered into an underwritten offering with a Canaccord Genuity LLC whereby the Company sold (i) 1,250,000 shares of common stock and (ii) warrants (“Canaccord Warrants”) to purchase an aggregate of 1,250,000 shares of common stock at an exercise price of $9.00 per share. The offering closed on November, 2, 2023. The warrants were exercisable immediately on the date of issuance and will expire five years after the date of issuance. The Company received $6.8 million in net cash proceeds after deducting underwriter discount and fees, as well as other third-party costs. The Canaccord Warrants are liability classified as they contain certain cash settlement adjustment features that are outside of the Company’s control or not deemed to be indexed to the Company’s stock.

The following is a roll forward of the Common Stock Warrant Liability during the years ended December 31, 2023 and 2024, respectively:

Issuance of Canaccord Warrants	$2,449,001
Exercise of 50,000 warrants	(606,201)
Change in fair value of warrant liabilities	11,837,200
Warrant liability at December 31, 2023	13,680,000
Change in fair value of warrant liabilities	(3,625,893)
Exercise of 891,667 warrants	(9,317,107)
Warrant liability at December 31, 2024	$737,000

(h) Warrant Summary

As of December 31, 2024, the Company had the following common stock warrants outstanding:

		Outstanding			Outstanding	Exercise
		December 31,		Exercised or	December 31,	price per	Expiration
	Classification	2023	Granted	Expired	2024	share	date
IPO warrants	Equity	2,400	—	—	2,400	$7.50	January 29, 2026
Canaccord warrants	Liability	1,200,000	—	(891,667)	308,333	$9.00	November 2, 2028

(i) November 2023 Private Placement

On November 27, 2023, the Company sold 0.2 million shares of its common stock in a private placement to individual members of its Board of Directors and management at a price of $6.10 per share, for aggregate proceeds of $1.3 million.

(j) March 2024 Registered Direct Offerings

On March 15, 2024 and March 21, 2024, the Company entered into two separate securities purchase agreements with the same institutional investor. When aggregating the results of both purchase agreements, the Company issued 0.4 million shares for net proceeds of $3.9 million in registered direct offerings.

(k) April 2024 ELOC Purchase Agreement

On April 25, 2024, the Company entered into an ELOC Purchase Agreement with an ELOC Purchaser, whereby we could offer and sell, from time to time at our sole discretion, and whereby the ELOC Purchaser committed to purchase, up to 2.0 million shares of shares of the Company’s common stock. The term of the agreement was until the expiration of the Company’s active S-3 Registration Statement, unless earlier terminated or exhausted. Due to certain pricing and settlement provisions, the ELOC Purchase Agreement qualified as a standby equity purchase agreement and included an embedded put option and embedded forward option. The Company therefore accounted for the ELOC Purchase Agreement as a derivative measured at fair value, with changes in the fair value recognized in the statements of operations within other financing costs. The Company initially recognized a derivative liability of $1.7 million related to the purchased put option at inception of the ELOC Purchase Agreement. The Company then expensed the difference between the discounted purchase price of the settled forward and the fair value of shares on the date of settlement as a noncash financing issuance cost. The Company recognized $1.3 million of noncash financing costs during the year ended December 31, 2024 related to the discounted purchase price of the settled forward and the underlying fair value of the shares issued.

Upon execution of the ELOC Purchase Agreement, the Company agreed to issue to the ELOC Purchaser 33,937 shares of Common Stock as commitment shares (the “Commitment Shares”). The fair value of the Commitment Shares was $0.5 million, which was expensed within other financing costs in the statements of operations during the year ended December 31, 2024. The Company also incurred issuance costs of $0.1 million, consisting of legal costs incurred in connection with the ELOC Purchase Agreement, which were expensed within other financing costs in the statements of operations during the year ended December 31, 2024. The ELOC Purchaser agreed that during the term of the Purchase Agreement, neither it nor any of its affiliates would engage in any short sales or hedging transactions involving the Company’s common stock.

Under the ELOC Purchase Agreement, on any business day (the “Purchase Date”), if the Company’s stock price is greater than or equal to $5.00 per share, the Company could direct the ELOC Purchaser to purchase common stock. The ELOC Purchaser’s committed obligation under any single Fixed Purchase could not exceed the lower of 25,000 shares of Common Stock or $250,000 (“Fixed Purchases”).

In addition, the Company could also direct the ELOC Purchaser, on any trading day in which the Company submitted a Fixed Purchase notice for the maximum amount allowed for such Fixed Purchase, to purchase an additional amount of the Company’s common stock (a “VWAP Purchase”). The ELOC Purchaser’s committed obligation under any single VWAP Purchase could not exceed a number of shares of Common Stock equal to the lesser of (i) 300% of the number of Shares directed by the Company to be purchased by the Investor pursuant to the corresponding Fixed Purchase Notice and (ii) 30% of the trading volume in the Company’s Common Stock on the NYSE during the applicable VWAP Purchase Period on the applicable VWAP Purchase Date (“VWAP Purchase Maximum Amount”).

The Company could also direct the ELOC Purchaser, on any trading day for which a VWAP Purchase had been completed and all of the shares had been placed, to purchase an additional amount of the Company’s common stock (an “Additional VWAP Purchase”). The ELOC Purchaser’s committed obligation under any single Additional VWAP Purchase was the lesser of (i) 300% of the number of Shares directed by the Company to be purchased by the Investor pursuant to the corresponding Fixed Purchase Notice and (ii) a number of Shares equal to (A) the Additional VWAP Purchase Share Percentage multiplied by (B) the trading volume of shares of Common Stock traded during the applicable Additional VWAP Purchase Period on the applicable Additional VWAP Purchase Date for such Additional VWAP Purchase (“Additional VWAP Purchase Maximum Amount”). The applicable pricing structure for each purchase type is outlined below:

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

In addition to the commitment shares referenced above, a total of 2.0 million shares of the Company’s common stock were issued under the ELOC Purchase Agreement during the year ended December 31, 2024, for net proceeds of $14.6 million. The facility was fully exhausted during 2024 and no further shares are available to issue as of December 31, 2024.

The following is a roll-forward of the ELOC derivative liability from date of execution to December 31, 2024:

Fair value at April 25, 2024	1,697,500
Settlements and changes in fair value of ELOC derivative liability	(1,192,500)
Fair value at June 30, 2024	505,000
Settlements and changes in fair value of ELOC derivative liability	(62,500)
Fair value at September 30, 2024	442,500
Settlements and changes in fair value of ELOC derivative liability	(442,500)
Fair value at December 31, 2024	—

(l) December 2024 ATM

On December 11, 2024, the Company entered into an Equity Distribution Agreement (“Distribution Agreement”) with Oppenheimer & Co. Inc., (“OpCo”) relating to the sale of shares of the Company’s common stock. In accordance with the terms of the Distribution Agreement, The Company may offer and sell shares of its common stock having an aggregate offering price of up to $50.0 million from time to time through or to OpCo, acting as agent or principal.

During the year-ended December 31, 2024, the Company sold 26,788 million shares of common stock pursuant to the Distribution Agreement for gross proceeds of $0.2 million before commissions.

(8) Stock-Based Compensation

Effective upon the closing of the Company’s IPO on January 31, 2020, the Company’s 2019 Equity Incentive Plan (the “2019 Plan”) became effective, succeeding the Company’s previous equity incentive plan. No new options may be issued under the previous plan, although shares subject to grants which are cancelled or forfeited will again be available under the 2019 Plan. Effective June 12, 2024, the 2019 Plan was amended to increase the number of shares authorized from 2,000,000 to 3,000,000. As of December 31, 2024, the 2019 Plan contained 354,299 shares available for future grants.

The 2019 Plan provides for grants to employees, members of the Board, consultants and advisors to the Company, in the form of stock options, stock awards and other equity-based awards. The amount and terms of grants are determined by the Board, except when they are below previously approved thresholds allowing the Company’s CEO to grant awards on a discretionary basis. The Company’s stock options generally carry a maximum term of 10 years after date of grant and are exercisable in cash, or as otherwise determined by the Board.

Stock-based compensation expense in the statements of operations, including the fair value of stock awards to consultants and advisors for services rendered, for the years ended December 31, 2024 and 2023 was as follows:

	Year Ended
	December 31,
	2024	2023
General and administrative	$2,510,444	$2,414,867
Research and development	1,326,326	2,213,539
	$3,836,770	$4,628,406

The following table summarizes the Company’s stock option activity:

			Weighted
			Average
			Remaining	Aggregate
		Weighted	Contractual	Intrinsic
	Number of	Average	Term	Value
	Shares	Exercise Price	(Years)	(In Thousands)
Outstanding at December 31, 2023	1,954,774	$13.41	6.1	$17,863
Granted	870,494	6.01		—
Exercised	(300,000)	3.13		570
Forfeited	(189,248)	20.61		—
Outstanding at December 31, 2024	2,336,020	$11.39	7.3	$1,298
Exercisable at December 31, 2024	1,824,122	$12.80	6.8	$1,298

The weighted average grant date fair value of stock options granted during the years ended December 31, 2024 and 2023 was $5.16 and $7.39, respectively. During the year ended December 31, 2024 the Company received no cash proceeds from the exercises of stock options. For the year ended December 31, 2023, the Company received $8,385 cash proceeds from the exercises of stock options. As of December 31, 2024, there was unrecognized stock-based compensation expense related to unvested stock option awards, related to service-based options of $2.4 million, which will be recognized over a remaining weighted-average period of 1.0 years.

During the years ended December 31, 2024 and 2023, the Company issued 870,494 and 367,329 options, respectively. Under the grant agreements for the 2024 stock option grants, 382,282 of the options vested immediately and 468,212 of the options vest in substantially equal quarterly installments over two years from the date of grant. There are also 20,000 stock option grants that vest as consulting services are performed and awards are earned. Under the grant agreements for the 2023 stock option grants, 94,624 of the options vested immediately, and 272,705 of the options vest in substantially equal quarterly installments over two years from the date of grant. All of the options have a 10-year term prior to expiration.

The assumptions utilized in the fair value calculations for stock options granted during the years ended December 31, 2024 and 2023, respectively, were as follows:

	Year Ended	Year Ended
	December 31, 2024	December 31, 2023
Weighted average risk-free interest rate	4.18%	4.17%
Weighted average expected option term (years)	5.3	5.5
Weighted average expected volatility	123%	120%
Expected dividend yield	—	—

Related Party Transaction

During the year ended December 31, 2024, the Company issued 20,000 non-qualified stock options to a member of its Board of Directors in consideration for the member’s agreement to serve as a consultant to the Company. The options were issued in one tranche, at a grant price of $5.27 per share. 8,069 of the awards became vested during the year ended December 31, 2024.

(9) Net Loss Per Share

The Company has reported a net loss for the years ended December 31, 2024 and 2023, and the basic and diluted net loss per share attributable to common stockholders are the same for both years because all warrants and stock options have been excluded from the computation of diluted weighted-average shares outstanding because such securities would have an antidilutive impact.

The following table sets forth the computation of basic and diluted net loss per common share for the years ended December 31, 2024 and 2023:

	Year Ended
	December 31,
	2024	2023
Net loss per share – Basic:
Numerator
Net loss	$(24,590,375)	$(56,204,313)
Denominator
Weighted-average common shares outstanding, basic	12,182,475	9,023,138
Basic net loss per common share	$(2.02)	$(6.23)

Net loss per share – Diluted:
Numerator
Net loss	$(24,590,375)	$(56,204,313)
Less: gain from change in fair value applicable to dilutive liability-classified warrants	(3,625,893)	—
Numerator for diluted net loss per share	$(28,216,268)	$(56,204,313)
Denominator
Denominator for basic net loss per share	12,182,475	9,023,138
Plus: incremental shares underlying “in the money” liability-classified warrants outstanding	52,969	—
Denominator for diluted net loss per share	12,235,444	9,023,138
Diluted net loss per common share	$(2.31)	$(6.23)

Potentially dilutive securities, whose effect would have been antidilutive, were excluded from the computation of diluted earnings per share for each of the years ended December 31, 2024 and 2023. Total antidilutive securities that were excluded from the computation of diluted weighted-average shares outstanding were as follows:

	December 31,
	2024	2023
Stock options	2,336,020	1,954,774
Warrants	2,400	1,202,400

(10) Income Taxes

The federal and state provision (benefit) for income taxes was $0 for the years ended December 31, 2024 and 2023.

A reconciliation of income tax provision (benefit) computed at the statutory federal income tax rate to income taxes as reflected in the financial statements for the years ended December 31, 2024 and 2023 is as follows:

	Year Ended
	December 31,
	2024	2023
Federal income tax benefit at statutory rate	21.0%	21.0%
State and local tax, net of federal benefit	4.0%	3.1%
State and local tax, change in rates	0.0%	(3.5)%
Permanent differences	(1.9)%	(0.4)%
Research and development credit	4.3%	4.5%
Stock-based compensation	0.0%	0.4%
Change in fair value of warrants	1.5%	(4.4)%
Change in valuation allowance	(28.9)%	(20.7)%
Effective income tax rate	0.0%	0.0%

Deferred taxes are recognized for temporary differences between the basis of assets and liabilities for financial statement and income tax purposes. The significant components of the Company’s deferred tax assets are comprised of the following:

	As of December 31,
	2024	2023
Net operating loss carryforwards	$13,634,896	$9,607,158
Stock compensation	4,390,635	4,245,472
Capitalized R&D	1,137,406	1,334,494
Section 174	12,802,738	10,793,442
R&D credit carryforwards	5,198,123	4,132,475
Other	76,757	14,553
Total deferred tax assets	37,240,555	30,127,594
Less valuation allowance	(37,240,555)	(30,127,594)
Net deferred taxes	$—	$—

As of December 31, 2024, the Company had U.S. federal net operating loss (“NOL”) carryforwards of $54.1 million which may be available to offset future income tax liabilities. Federal NOL carryforwards generated in 2017 and prior of $2.8 million will expire beginning in 2032. The remaining federal NOL carryforwards generated in 2018 and later do not expire. As of December 31, 2024, the Company also had U.S. state NOL carryforwards of $56.6 million which may be available to offset future income tax liabilities and will expire beginning in 2028.

The Company has recorded a full valuation allowance against its net deferred tax assets as of December 31, 2024 and 2023 because the Company has determined that is it more likely than not that these assets will not be fully realized due to historic net operating losses incurred. The Company recorded a net change in valuation allowance of $7.1 million and $11.7 million in the years ended December 31, 2024 and 2023, respectively.

As of December 31, 2024, the Company had federal research and development tax credit carryforwards of $5.2 million available to reduce future tax liabilities, which expire beginning in 2028.

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

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal and state jurisdictions, where applicable. The Company’s tax years from 2021 to the present remain open for review. All open years may be examined to the extent that tax credits or NOL carryforwards are used in future periods. To the extent the Company utilizes any tax attributes from a tax period that may otherwise be closed due to statute expiration, the tax authorities may adjust the tax attributes upon their examination of the future period in which the attribute was utilized. The Company will recognize interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2024, the Company had no accrued interest or penalties related to uncertain tax positions and no amounts have been recognized in the Company’s statements of operations.

Effective for tax years beginning after December 31, 2021, taxpayers are required to capitalize any expenses incurred that are considered incidental to research and experimentation (R&E) activities under IRC Section 174. While taxpayers historically had the option of deducting these expenses under IRC Section 174, the December 2017 Tax Cuts and Jobs Act mandates capitalization and amortization of R&E expenses for tax years beginning after December 31, 2021. Expenses incurred in connection with R&E activities in the US must be amortized over a 5-year period if incurred, and R&E expenses incurred outside the US must be amortized over a 15-year period. R&E activities are broader in scope than qualified research activities considered under IRC Section 41 (relating to the research tax credit). For the year ended December 31, 2024, the Company performed an analysis based on available guidance and determined that it will continue to be in a loss position even after the required capitalization and amortization of its R&E expenses. The Company will continue to monitor this issue for future developments, but it does not expect R&E capitalization and amortization to require it to pay cash taxes now or in the near future.

(11) Segment Information

The Company is a clinical-stage biopharmaceutical company and has not generated any revenue since commencing significant operations in 2008. The Company’s operations are organized and reported as a single reportable segment, which includes all activities related to the discovery, development, and commercialization of our lead product candidate, buntanetap, which is designed to address AD, PD, and potentially other chronic neurodegenerative diseases. This presentation is consistent with how the Company’s chief operating decision maker (“CODM”), its Chief Executive Officer, assesses the performance of the Company and makes operating decisions. The accounting policies of the segment are the same as those described in the summary of significant accounting policies (see Note 2). The CODM assesses performance and decides how to allocate resources based on net loss as reported on the statements of operations. The CODM uses net loss to monitor actual operating results, assess cash runway, and benchmark against the Company’s competitors. The measure of segment assets is reported on the balance sheets as total assets. The Company’s assets are held in the United States.

When evaluating the Company’s financial performance, the CODM regularly reviews the following expense categories that comprise net loss. The table below sets forth the Company’s segment information as reviewed by the CODM:

	Year Ended December 31,
	2024	2023
Program expenses related to clinical-stage product candidates	$(16,723,518)	$(35,104,702)
Program expenses related to preclinical and discovery programs	(568,214)	(583,154)
Personnel-related expenses (including stock-based compensation)	(6,525,586)	(6,444,920)
General and administrative professional and consultant fees	(1,687,276)	(2,152,485)
Other segment items¹	(1,190,333)	(749,750)
Interest income	331,849	667,898
Other non-cash income (expense) items²	1,772,704	(11,837,199)
Net Loss	$(24,590,374)	$(56,204,313)

¹ Other segment items included in net loss include insurance expense, information technology expenses, warrant commissions and other miscellaneous expenses.

² Other non-cash income (expense) items includes financing costs from our ELOC and change in fair value of our liability classified warrants.

(12) Subsequent Events

Subsequent to December 31, 2024, the Company sold 0.1 million shares of its common stock under its ATM with OpCo, which the Company entered into in December 2024. The Company received net proceeds of $0.5 million after deducting commissions and fees.

On February 3, 2025, the Company entered into an Underwriting Agreement with ThinkEquity LLC, acting as representative of the underwriters with respect to an underwritten public offering of 5.3 million units of the Company. Each unit sold consisted of one share of common stock and one warrant to purchase one share of common stock (the “ThinkEquity Warrants”), at a per unit price of $4.00 (the “Offering”). Aggregate gross proceeds from the Offering were $21.0 million before deducting underwriting discounts and other estimated offering expenses. The Warrants have an exercise price of $5.00 per share, are immediately exercisable and expire five years from the date of issuance. The shares of Common Stock and Warrants were issued separately. The Company has agreed to suspend sales of its Common Stock under the OpCo ATM Facility for a period of six months after the closing of the Offering.

SIGNATURES

In accordance with the requirements Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANNOVIS BIO, INC.

By:	/s/ MARIA MACCECCHINI
	Name:	Maria Maccecchini
	Title:	President and Chief Executive Officer
	Date:	March 21, 2025

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MARIA MACCECCHINI	President and Chief Executive Officer	March 21, 2025
Maria Maccecchini	(principal executive officer; interim principal financial and accounting officer)

/s/ MICHAEL HOFFMAN	Chairman of the Board and Director	March 21, 2025
Michael Hoffman

/s/ CLAUDINE BRUCK	Director	March 21, 2025
Claudine Bruck

/s/ REID MCCARTHY	Director	March 21, 2025
Reid McCarthy

/s/ MARK WHITE	Director	March 21, 2025
Mark White