Form 10-Q
period 2025-03-31
Annovis Bio, Inc.
filed 2025-05-13
CIK 1477845

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2025

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

The number of outstanding shares of the registrant’s common stock as of May 9, 2025 was: 19,486,231

ANNOVIS BIO, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2025

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

Annovis Bio, Inc.

Balance Sheets

	March 31,
	2025	December 31,
	(Unaudited)	2024

Assets
Current assets:
Cash and cash equivalents	$22,236,175	$10,551,916
Prepaid expenses and other current assets	4,501,078	3,373,717
Total assets	$26,737,253	$13,925,633
Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$1,370,189	$2,305,974
Accrued expenses	1,134,177	1,575,013
Total current liabilities	2,504,366	3,880,987
Non-current liabilities:
Warrant liability	179,000	737,000
Total liabilities	2,683,366	4,617,987
Commitments and contingencies (Note 6)
Stockholders’ equity (deficit):
Preferred stock - $0.0001 par value, 2,000,000 shares authorized and 0 shares issued and outstanding	—	—
Common stock - $0.0001 par value, 70,000,000 shares authorized, 19,486,231 and 14,141,521 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	1,948	1,414
Additional paid-in capital	164,438,470	144,155,694
Accumulated deficit	(140,386,531)	(134,849,462)
Total stockholders’ equity	24,053,887	9,307,646
Total liabilities and stockholders’ equity	$26,737,253	$13,925,633

See accompanying notes to financial statements.

Annovis Bio, Inc.

Statements of Operations

(Unaudited)

	Three Months Ended
	March 31,
	2025	2024
Operating expenses:
Research and development	$5,011,517	$6,514,920
General and administrative	1,271,164	1,294,887
Total operating expenses	6,282,681	7,809,807
Operating loss	(6,282,681)	(7,809,807)
Other income:
Interest income	187,612	44,168
Change in fair value of warrants (Note 7)	558,000	6,698,692
Total other income, net	745,612	6,742,860
Net loss	$(5,537,069)	$(1,066,947)
Net loss per share (Note 9)
Basic	$(0.32)	$(0.10)
Diluted	$(0.32)	$(0.72)
Weighted-average number of common shares used in computing net loss per share
Basic	17,431,234	10,625,065
Diluted	17,431,234	10,824,771

See accompanying notes to financial statements.

Annovis Bio, Inc.

Statements of Changes in Stockholders’ (Deficit) Equity

(Unaudited)

			Additional	Total	Total
	Common Stock		Paid-in	Accumulated	Stockholders' Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Three Months Ended March 31, 2025
Balance, December 31, 2024	14,141,521	$1,414	$144,155,694	$(134,849,462)	$9,307,646
Issuance of common stock, pursuant to Equity Distribution Agreement, net of issuance costs	94,710	9	502,925	—	502,934
Issuance of common stock and warrants under registered direct offering, net of issuance costs	5,250,000	525	19,279,964	—	19,280,489
Stock-based compensation expense	—	—	499,887	—	499,887
Net loss				(5,537,069)	(5,537,069)
Balance, March 31, 2025	19,486,231	$1,948	$164,438,470	$(140,386,531)	$24,053,887

Three Months Ended March 31, 2024
Balance, December 31, 2023	10,519,933	$1,052	$102,507,189	$(110,259,087)	$(7,750,846)
Exercise of common stock warrants, inclusive of warrant reduction	60,000	6	1,223,994	—	1,224,000
Issuance of common stock, net of issuance costs	431,366	43	3,874,957	—	3,875,000
Stock-based compensation expense	—	—	364,765	—	364,765
Net loss	—	—	—	(1,066,947)	(1,066,947)
Balance, March 31, 2024	11,011,299	$1,101	$107,970,905	$(111,326,034)	$(3,354,028)

See accompanying notes to financial statements.

Annovis Bio, Inc.

Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(5,537,069)	$(1,066,947)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	499,887	364,765
Change in fair value of warrants	(558,000)	(6,698,692)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,127,361)	(222,783)
Accounts payable	(935,785)	2,813,995
Accrued expenses	(440,836)	(2,223,090)
Net cash used in operating activities	(8,099,164)	(7,032,752)
Cash flows from financing activities:
Proceeds from issuance of common stock and warrants, net	19,783,423	3,875,000
Proceeds from exercise of warrants	—	540,000
Net cash provided by financing activities	19,783,423	4,415,000
Net increase (decrease) in cash and cash equivalents	11,684,259	(2,617,752)
Cash and cash equivalents, beginning of period	10,551,916	5,754,720
Cash and cash equivalents, end of period	$22,236,175	$3,136,968

See accompanying notes to financial statements.

Annovis Bio, Inc.

Notes to Financial Statements

(Unaudited)

(1) Nature of Business, Going Concern and Management’s Plan

Annovis Bio, Inc. (the “Company” or “Annovis”) was incorporated on April 29, 2008, under the laws of the State of Delaware. Annovis is a late-stage clinical drug platform company addressing neurodegeneration, such as Alzheimer’s disease (“AD”) and Parkinson’s disease (“PD”). The toxic cascade in neurodegeneration begins with high levels of neurotoxic proteins, which lead to impaired axonal transport, inflammation, death of nerve cells and loss of cognition and motor function. The Company’s lead product candidate, Buntanetap, is a small molecule administered orally that is designed to attack neurodegeneration by entering the brain and inhibiting the translation of multiple neurotoxic proteins, thereby impeding the toxic cascade.  High levels of neurotoxic proteins lead to reduced axonal transport, which is responsible for the communication between and within nerve cells. When that communication is compromised, the immune system is activated and attacks the nerve cells, eventually killing them. The Company has shown in its clinical studies in AD and PD patients as well as in pre-clinical studies in mice and rats that Buntanetap lowered neurotoxic protein levels, leading to improved axonal transport, reduced inflammation, lower nerve cell death and improved affected functions.

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

Since the Company’s inception, the Company has incurred losses and negative cash flows from operations. At March 31, 2025, the Company had cash and cash equivalents of $22.2 million and an accumulated deficit of $140.4 million. The Company’s net loss was $5.5 million and $1.1 million for the three months ended March 31, 2025 and 2024, respectively. In addition, the Company’s operating loss was $6.3 million and $7.8 million for the three months ended March 31, 2025 and 2024, respectively. The Company follows the provisions of Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 205-40, Presentation of Financial Statements-Going Concern, or ASC 205-40, which requires Management to assess the Company’s ability to continue as a going concern for one year after the date its financial statements are issued. The Company expects that its existing balance of cash and cash equivalents as of March 31, 2025 is not sufficient to fund operations for the period through one year after the date of this filing and therefore, Management has concluded that substantial doubt exists about the Company’s ability to continue as a going concern. Management’s plans to mitigate this risk include raising additional capital through equity financings, debt or other potential alternatives. Management’s plans may also include the deferral of certain operating expenses unless and until additional capital is received. However, there can be no assurance that the Company will be successful in raising additional capital or that such capital, if available, will be on terms that are acceptable to the Company, or that the Company will be successful in deferring certain operating expenses. As such, Management has concluded that such plans do not alleviate the aforementioned substantial doubt. If the Company is unable to raise sufficient additional capital or defer sufficient operating expenses, the Company may be compelled to reduce the scope of its operations.

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

(2) Summary of Significant Accounting Policies

(a) Basis of Presentation of Interim Unaudited Financial Statements

The accompanying interim financial statements of Annovis Bio, Inc. should be read in conjunction with the audited financial statements and notes thereto included in the Company’s 2024 Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 21, 2025. The interim financial statements included herein are unaudited. In the opinion of Management, these statements include all adjustments, consisting of normal, recurring adjustments, necessary for a fair presentation of the financial position of Annovis at March 31, 2025, its results of operations for the three months ended March 31, 2025 and 2024 and its cash flows for the three months ended March 31, 2025 and 2024. These interim results of operations are not necessarily indicative of the results to be expected for a full year or any future period. The accompanying financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) and the rules and regulations of the SEC. Any reference in these notes to applicable guidance is meant to refer to U.S. GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”). Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to such rules and regulations relating to interim financial statements.

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

(f) Common Stock Warrants

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

(g) Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC Topic 820, “Fair Value Measurements,” equals or approximates the carrying amounts represented in the balance sheets, primarily due to their short-term nature, except for the aforementioned warrant liabilities (see Note 3 — Fair Value Measurements).

(h) Research and Development

Research and development costs are either expensed as incurred, or recorded separately as a prepaid asset where expense is recognized when the service is performed. These costs are primarily comprised of personnel-related expenses and external research and development expenses incurred under arrangements with third parties, such as contract research organizations and consultants. At the end of each reporting period, the Company compares the payments made to each service provider to the estimated progress towards completion of the related project. Factors that the Company considers in preparing these estimates include the number of patients enrolled in studies, project milestones achieved, and other relevant criteria related to the efforts of its vendors. These estimates will be subject to change as additional information becomes available. Depending on the timing of payments to vendors and estimated services provided, the Company will record net prepaid expenses or accrued expenses related to these costs. Prepaid clinical expenses represent valid future economic benefits based on the Company’s contracts with its vendors and are realized in the ordinary course of business.

(i) Stock-Based Compensation

The Company accounts for its stock-based compensation awards in accordance with FASB ASC Topic 718, Compensation—Stock Compensation (“ASC 718”). The Company has issued stock-based compensation awards, primarily in the form of stock options. ASC 718 requires all stock-based payments, including grants of stock options, to be recognized in the financial statements based on their grant date fair values. The Company uses the Black-Scholes option-pricing model to determine the fair value of stock options granted. The Company recognizes forfeitures as they occur.

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

(j) Income Taxes

The Company provides for income taxes using the asset and liability approach. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. As of March 31, 2025 and December 31, 2024, the Company had a full valuation allowance against its deferred tax assets.

The Company is subject to the provisions of ASC 740, Income Taxes, which prescribes a more likely-than-not threshold for the financial statement recognition of uncertain tax positions. ASC 740 clarifies the accounting for income taxes by prescribing a minimum recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. There are currently no open federal or state tax audits. The Company has not recorded any liability for uncertain tax positions at March 31, 2025 or December 31, 2024.

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

The following table provides the carrying value and fair value of certain financial assets and liabilities of the Company measured at fair value on a recurring basis as of March 31, 2025 and December 31, 2024:

		Fair Value Measurement at
		March 31, 2025
	Carrying Value	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$496,216	$496,216	$—	$—
Total assets measured and recorded at fair value	$496,216	$496,216	$—	$—
Liabilities:
Warrant liability	$179,000	$—	$—	$179,000
Total liabilities measured and recorded at fair value	$179,000	$—	$—	$179,000

		Fair Value Measurement at
		December 31, 2024
	Carrying Value	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$491,006	$491,006	$—	$—
Total assets measured and recorded at fair value	$491,006	$491,006	$—	$—
Liabilities:
Warrant liability	$737,000	$—	$—	$737,000
Total liabilities measured and recorded at fair value	$737,000	$—	$—	$737,000

The Company did not transfer any financial instruments into or out of Level 3 classification, during the three months ended March 31, 2025 and 2024.

(a) Canaccord Warrants

The common stock warrants issued in connection with the Company’s equity raise in November 2023 (“Canaccord Warrants”) were classified as liabilities at the time of issuance due to certain cash settlement adjustment features that are outside of the Company’s control or not deemed to be indexed to the Company’s stock. The Canaccord Warrant liability is remeasured each reporting period with the change in fair value recorded to other income (expense) in the statements of operations until the warrants are exercised, expired, reclassified, or otherwise settled. From their date of issuance until the period ended June 30, 2024, the fair value of the Canaccord Warrants were estimated using a Monte Carlo simulation model, given the performance conditions outlined further below. However, during the period ended September 30, 2024, the Company determined that certain performance conditions could not be met and that going forward, their use as inputs for determining fair value was no longer appropriate. As such, after the period ended June 30, 2024, the fair value of the Canaccord Warrants was estimated using a Black-Scholes option-pricing model.

The estimated fair value of the Canaccord Warrants is determined using Level 3 inputs. Inherent in a Black-Scholes option-pricing model are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and other inputs. The Company estimates the volatility of its warrants based on implied volatility from the Company’s traded warrants. The risk-free interest rate is based on the market yield of U.S. Treasuries over a term commensurate with the remaining term to expiration. Any changes in these assumptions can change the associated valuation significantly.

The following tables provide quantitative information regarding the Level 3 classified Canaccord Warrants as of their respective measurement dates:

	March 31, 2025	December 31, 2024
Exercise price	$9.00	$9.00
Closing stock price	$1.50	$5.03
Number of warrants	308,333	308,333
Volatility	105%	80%
Term (time to expiration in years)	3.59	3.84
Risk-free rate	3.9%	4.3%

The Canaccord Warrants have an exercise price of $9.00 per unit, and were redeemable at the Company’s option, in whole or in part, at a redemption price equal to $0.001 per Warrant upon 30 days’ prior written notice, at any time after:

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

The common stock warrants are exercisable immediately and will expire on November 2, 2028, five years from the date of issuance. See Note 7 – Stockholders’ Equity for additional background.

(4) Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	March 31,	December 31,
	2025	2024
Prepaid clinical expenses	$4,091,504	$2,998,811
Prepaid other	321,526	346,313
Prepaid insurance	80,553	21,098
Security deposits	7,495	7,495
Total prepaid expenses and other current assets	$4,501,078	$3,373,717

(5) Accrued Expenses

Accrued expenses consisted of the following:

	March 31,	December 31,
	2025	2024
Accrued clinical expenses	$615,120	$948,695
Payroll and related benefits	289,677	364,717
Accrued professional and other	229,380	261,601
Total accrued expenses	$1,134,177	$1,575,013

(6) Commitments and Contingencies

(a) Research and Development

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

(b) Leases

The Company maintains one short-term lease associated with occupying its corporate headquarters. Total rental expense was $32,737 and $33,875 for the three months ended March 31, 2025 and 2024.

(c) Employment Agreements

The Company has an agreement with its Chief Executive Officer that provides for severance payments to the employee upon termination of the agreement by the Company for any reason other than for cause, death, or disability or by the employee for good reason. The maximum aggregate severance payments under the agreement were estimated to be $1.2 million at March 31, 2025.

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

(c) Preferred Stock

Preferred stock may be issued from time to time by the Board in one or more series. There was no preferred stock issued or outstanding as of March 31, 2025 or December 31, 2024.

(d) February 2025 ThinkEquity Underwritten Offering and Warrant Issuance

On February 3, 2025, the Company entered into an Underwriting Agreement with ThinkEquity LLC (“ThinkEquity”), with respect to an underwritten public offering of 5.3 million units of the Company, each unit consisting of one share of its common stock, par value $0.0001 per share and one warrant to purchase one share of the Company Stock (the “ThinkEquity Warrants”). The units were priced at $4.00 per unit and the offering resulted in gross proceeds of $21.0 million, before deducting underwriting discounts, fees and other related expenses. Net proceeds from the transaction totaled $19.3 million. The ThinkEquity Warrants have an exercise price of $5.00 per share, are immediately exercisable and expire five years from their date of issuance. The shares of common stock and warrants were issued separately.

The Company evaluated the appropriate balance sheet classification for the ThinkEquity warrants during the three months ended March 31, 2025. The ThinkEquity warrants are equity classified as they do not contain a required cash settlement adjustment feature with respect to a transaction outside of the Company’s control or not deemed to be indexed to the Company’s stock.

(e) November 2023 Canaccord Equity Offering and Warrant Issuance

On October 31, 2023, the Company entered into an underwritten offering with a Canaccord Genuity LLC whereby the Company sold (i) 1.3 million shares of common stock and (ii) warrants (“Canaccord Warrants”) to purchase an aggregate of 1.3 million shares of common stock at an exercise price of $9.00 per share. The warrants are exercisable immediately on the date of issuance and will expire five years after the date of issuance. The Company received $6.83 million in net cash proceeds after deducting underwriter discount and fees, as well as other third-party costs. The Canaccord Warrants are liability classified as they contain certain cash settlement adjustment features that are outside of the Company’s control or not deemed to be indexed to the Company’s stock.

The following is a roll-forward of the Common Stock Warrant Liability from December 31, 2024 to March 31, 2025:

Warrant liability at December 31, 2024	$737,000
Change in fair value of warrant liabilities	(558,000)
Warrant liability at March 31, 2025	$179,000

(f) IPO Warrants

In conjunction with the closing of the Company’s Initial Public Offering (“IPO”), the Company granted its underwriters 0.1 million warrants to purchase shares of Company common stock (“IPO Warrants”) at an exercise price of $7.50 per share, which was 125% of the IPO price. The IPO Warrants have a five-year term and were exercisable as of January 29, 2021 and have been classified by the Company as a component of stockholders’ equity. As of March 31, 2025 and December 31, 2024, 0 and 2,400 of the IPO Warrants were outstanding, respectively. No IPO Warrants were exercised during the three months ended March 31, 2025 or 2024.

(g) Warrant Summary

As of March 31, 2025, the Company had the following common stock warrants outstanding:

		Outstanding			Outstanding	Exercise
		December 31,		Exercised or	March 31,	price per	Expiration
	Classification	2024	Granted	Expired	2025	share	date
ThinkEquity warrants	Equity	—	5,250,000	—	5,250,000	$5.00	February 4, 2030
Canaccord warrants	Liability	308,333	—	—	308,333	9.00	November 2, 2028
IPO warrants	Equity	2,400	—	(2,400)	—	$7.50	January 29, 2025

(h) December 2024 ATM

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

During the three months ended March 31, 2025, the Company sold 0.1 million shares of common stock pursuant to the Distribution Agreement for gross proceeds of $0.5 million before commissions.

(i) March 2024 Registered Direct Offerings

On March 15, 2024 and March 21, 2024, the Company entered into two separate securities purchase agreements with the same institutional investor. When aggregating the results of both purchase agreements, the Company issued 0.4 million shares for combined net proceeds of $3.9 million.

(8) Stock-Based Compensation

The Company’s 2019 Equity Incentive Plan (the “2019 Plan”) became effective on January 31, 2020, succeeding the Company’s previous equity incentive plan. No new options may be issued under the previous plan, although shares subject to grants which are cancelled or forfeited will again be available under the 2019 Plan.

Effective June 1, 2021, the 2019 Plan was amended to increase the number of shares authorized to be issued from 1,000,000 to 2,000,000. Effective June 12, 2024, the 2019 Plan was amended to increase the number of shares authorized from 2,000,000 to 3,000,000. As of March 31, 2025, 329,299 shares were available for future grants.

Stock-based compensation expense was as follows:

	Three Months Ended
	March 31,
	2025	2024
General and administrative	$266,937	$235,740
Research and development	232,950	129,025
	$499,887	$364,765

During the three months ended March 31, 2025, the Company did not grant any new stock option awards.

During the three months ended March 31, 2025, the Company granted 25,000 shares of restricted stock to a consultant. The weighted-average grant date fair value of the restricted stock issued by the Company during the three months ended March 31, 2025 was $4.89 per share.

There were no stock options exercised during the three months ended March 31, 2025.

There were no stock options that expired during the three months ended March 31, 2025.

As of March 31, 2025, there were 2,361,020 equity awards outstanding, of which 1,915,358 were vested and exercisable. As of December 31, 2024, there were 2,336,020 options outstanding, of which 1,824,122 were vested and exercisable.

(9) Net Loss Per Share

The Company analyzes the potential dilutive effect of stock options and warrants under the treasury stock method (as applicable), during periods of income, or during periods in which income is recognized related to changes in fair value of its liability-classified securities.

The following table sets forth the computation of basic and diluted net loss per common share:

	Three Months Ended
	March 31,
	2025	2024
Net loss per share – Basic:
Numerator
Net loss	$(5,537,069)	$(1,066,947)
Denominator
Weighted-average common shares outstanding, basic	17,431,234	10,625,065
Basic net loss per common share	$(0.32)	$(0.10)

Net loss per share – Diluted:
Numerator
Net loss	$(5,537,069)	$(1,066,947)
Less: gain from change in fair value applicable to dilutive liability-classified warrants	—	(6,698,692)
Numerator for diluted net loss per share	$(5,537,069)	$(7,765,639)
Denominator
Denominator for basic net loss per share	17,431,234	10,625,065
Plus: incremental shares underlying “in the money” liability-classified warrants outstanding	—	199,706
Denominator for diluted net loss per share	17,431,234	10,824,771
Diluted net loss per common share	$(0.32)	$(0.72)

Potentially dilutive securities, whose effect would have been antidilutive, were excluded from the computation of diluted earnings per share for each of the three months ended March 31, 2025 and 2024. Total antidilutive securities that were excluded from the computation of diluted weighted-average shares outstanding were as follows:

	March 31,
	2025	2024
Stock options	2,336,020	1,954,774
Warrants	5,558,333	2,400
Restricted stock	25,000	—

(10) Income Taxes

The Company’s income tax benefit (expense) was $0 for the three months ended March 31, 2025 and 2024. The Company has recorded a valuation allowance to reduce its net deferred tax asset to an amount that is more likely than not to be realized in future years. Accordingly, the benefit of the net operating loss (“NOL”) that would have been recognized in the three months ended March 31, 2025 and 2024 was offset by changes in the valuation allowance.

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

As of March 31, 2025, and December 31, 2024, the Company had not recorded any liability for uncertain tax positions, accrued interest or penalties thereon, and no amounts have been recognized in the Company’s statements of operations.

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

When evaluating the Company’s financial performance, the CODM regularly reviews the following expense categories that comprise net loss. The table below sets forth the Company’s segment information as reviewed by the CODM:

	Three Months Ended
	March 31,
	2025	2024
Program expenses related to clinical-stage product candidates	$(4,217,214)	$(5,912,029)
Program expenses related to preclinical and discovery programs	(30,600)	(108,338)
Personnel-related expenses (including stock-based compensation)	(1,397,874)	(1,194,687)
General and administrative professional and consultant fees	(444,865)	(369,353)
Other segment items¹	(192,128)	(225,400)
Interest income	187,612	44,168
Other non-cash income items²	558,000	6,698,692
Net Loss	$(5,537,069)	$(1,066,947)

¹ Other segment items included in net loss include insurance expenses, information technology expenses, listing/printing fees, warrant commissions and other miscellaneous expenses.

² Other non-cash income items includes the change in fair value of our liability classified warrants.

(12) Subsequent Events

None.

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

You should refer to Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2024 for a discussion of important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. Those factors are updated, as applicable, in “Factors that May Affect Future Results” below. As a result of the risks, uncertainties and assumptions described above and elsewhere, we cannot assure you that the forward-looking statements in this Quarterly Report on Form 10-Q will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame or at all.

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

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with: (i) the interim financial statements and related notes thereto which are included in this Quarterly Report on Form 10-Q; and (ii) our annual financial statements for the 2024 fiscal year, which are included in our Annual Report on Form 10-K for the year ended December 31, 2024.

Company Overview

We are a late-stage clinical drug platform company addressing neurodegeneration, such as Alzheimer’s disease (“AD”) and Parkinson’s disease (“PD”). We are developing our lead product candidate, buntanetap, which is designed to address AD, PD, and potentially other chronic neurodegenerative diseases. Buntanetap is a synthetically produced small molecule, orally administered, brain penetrant compound. In several studies, buntanetap was observed to inhibit the synthesis of neurotoxic proteins — APP/Aβ (“APP”), tau/phospho- tau (“tau”) and α-Synuclein (“αSYN”) — that are some of the main causes of neurodegeneration. High levels of neurotoxic proteins lead to reduced axonal transport, which is responsible for the communication between and within nerve cells. When that communication is compromised, the immune system is activated and attacks the nerve cells, eventually killing them. We have observed in our completed clinical studies in AD and PD patients and pre-clinical studies in mice and rats that buntanetap lowered neurotoxic protein levels leading to improved axonal transport, reduced inflammation, lower nerve cell death and improved affected functions.

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

All three clinical trials above were double-blind and placebo-controlled. We designed the studies by applying our understanding of the underlying neurodegenerative disease states and measured both target and pathway validation in the spinal fluid of patients to determine whether patients underlying disease condition improved following treatment. In addition to meeting their primary endpoints of safety and tolerability and secondary endpoint of pharmacokinetics (“PK”) of buntanetap, our AD/PD Trials also met exploratory endpoints of measures of biomarkers and improvements in cognition in AD patients, as well as function in PD patients. We believe that the AD/PD Trial represents the first double-blind, placebo-controlled study that showed improvements in AD patients, as measured by Alzheimer’s Disease Assessment Scale-Cognitive Subscale (“ADAS-Cog”) and in PD patients, as measured by Unified Parkinson’s Disease Rating Scale (“MDS-UPDRS” or “UPDRS”). ADAS-Cog is an assessment scale that measures cognitive functions and non-cognitive functions such as mood and behavior. More specifically, ADAS-Cog 11 is the cognitive assessment scale used to measure areas commonly seen to decline in AD patients. It consists of 11 specific tasks such as word recall, comprehension, object-naming, etc., in order to produce a scale measurement. UPDRS Part II and III are composed of a

42-item rating scale designed to assess Parkinson’s disease-related disability and impairment and also evaluate the activities of daily living and motor function.

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

Our Phase 3 PD Study was completed on December 4, 2023, and we released the topline PD Study efficacy data on July 2, 2024. The study data showed that in two subgroups, buntanetap improved UPDRS 2, 3, 2+3 and total. It also showed that in the entire intent to treat (“ITT”) population, buntanetap stopped the loss of cognition and that in the 12% of patients that already had cognitive issues, buntanetap improved cognition in a dose-dependent, statistically significant way. We expect to discuss the Phase 3 PD data with the FDA during a Type C meeting in June 2025. During that meeting, we plan to propose continued development of buntanetap with an additional, pivotal Phase 3 trial.

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

During February of 2025, we initiated the FDA-cleared pivotal ANVS-25001 trial; a randomized, double-blind, placebo-controlled, multicenter Phase 3 trial in early AD patients. The trial will investigate buntanetap and will consist of two parts: a 6-month treatment period aimed at confirming buntanetap’s symptomatic efficacy, followed by an additional 12 months of treatment to show potential disease-modifying efficacy at 18 months. After the 6-month treatment period has been completed, patients will continue to be blinded for the additional 12 months. If well-designed and well-executed, the symptomatic portion of the trial may be sufficient to support an NDA filing, potentially within one year of the 6-month treatment period initiation.

The pivotal Phase 3 AD trial will utilize standard clinical outcome measures for Alzheimer’s disease including ADAS-Cog13 (cognition) and ADCS-iADL (daily living activities). Volumetric MRI imaging and certain plasma biomarkers will also be assessed, including p-tau217 ratios, leveraging recent biomarker assay advances in AD to better diagnose Alzheimer’s patients and disease progression.

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

Funding Requirements

We have never been profitable and have incurred net losses since inception. Our accumulated deficit at March 31, 2025 was $140.4 million. We expect to incur losses for the foreseeable future, and we expect these losses to increase as we continue our development of, and seek regulatory approvals for, our product candidates. Because of the numerous risks and uncertainties associated with product development, we are unable to predict the timing or amount of increased expenses or when, or if, we will be able to achieve or maintain profitability.

We do not have sufficient capital on hand to fund our operations for the next 12 months and will need to raise additional capital to meet our obligations as they become due. We believe that our cash and cash equivalents as of March 31, 2025, will be sufficient to fund our operating expenses and capital expenditure requirements until the fourth quarter of 2025. We will need to raise substantial additional capital to complete the development and commercialization of our product candidates through public or private equity offerings, debt financings, collaboration and licensing arrangements or other financing alternatives. However, there can be no assurance that we will be successful in raising additional capital or that such capital, if available, will be on terms that are acceptable to us. If we are unable to raise sufficient additional capital or defer sufficient operating expenses, we may be compelled to reduce the scope of our operations.

In order to fund operations and additional clinical trials, we plan to finance our cash needs through public or private equity offerings, debt financings, collaboration and licensing arrangements or other financing alternatives. We do not currently have committed external sources of funds. Additional equity or debt financing or collaboration and licensing arrangements may not be available on acceptable terms, if at all.

Results of Operations

Comparison of the Three Months Ended March 31, 2025 and 2024

The following table summarizes the results of our operations for the three months ended March 31, 2025 and 2024:

	Three Months Ended
	March 31,
	2025	2024	Change

	(in thousands)
Operating expenses:
Research and development	$5,012	$6,515	$(1,503)
General and administrative	1,271	1,295	(24)
Total operating expense	6,283	7,810	(1,527)
Other income:
Interest income	188	44	144
Change in fair value of warrants	558	6,699	(6,141)
Total other income	746	6,743	(5,997)
Net loss	$(5,537)	$(1,067)	$(4,470)

Research and Development Expenses

Research and development expenses for the three months ended March 31, 2025 were $5.0 million, compared to $6.5 million for the three months ended March 31, 2024. The $1.5 million decrease was attributable to our previous Phase 3 PD and Phase 2/3 AD studies incurring close-out activity during the first quarter 2024 that did not take place in 2025, offset by increased clinical labor, pass-through and API costs incurred during the first quarter of 2025 to support our recently initiated pivotal Phase 3 AD study.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2025 were $1.3 million, compared to $1.3 million for the three months ended March 31, 2024. There were no significant expense differences between each period.

Interest Income

Interest income was $0.2 million for the three months ended March 31, 2025, compared to $0.0 million for the three months ended March 31, 2024. The $0.2 million increase was driven by increased cash and cash equivalent balances, as a result of our public offering with ThinkEquity in February 2025.

Change in Fair Value of Warrants

Change in fair value of warrants was a gain of $0.5 million for the three months ended March 31, 2025, compared to a gain of $6.7 million for the three months ended March 31, 2024. The revaluation between periods was primarily affected by less warrants being outstanding in 2025 and relative changes in our stock price.

Liquidity and Capital Resources

Since our inception in 2008, we have devoted most of our cash resources to research and development and general and administrative activities. We have financed our operations primarily with the proceeds from the sale of common stock and warrants. To date, we have not generated any revenue from the sale of products, and we do not anticipate generating any revenue from the sale of products for the foreseeable future. We have incurred losses and generated negative cash flows from operations since inception. As of March 31, 2025, our principal source of liquidity was our cash and cash equivalents, which totaled $22.2 million. We do not believe that our cash on hand will be sufficient to fund our operations for at least twelve months beyond the date of this filing.

February 2025 ThinkEquity Underwritten Offering

On February 3, 2025, the Company entered into an Underwriting Agreement with ThinkEquity LLC (“ThinkEquity”), with respect to an underwritten public offering of 5.3 million units of the Company, each unit consisting of one share of its common stock, par value $0.0001 per share and one warrant to purchase one share of the Company Stock (the “ThinkEquity Warrants”). The units were priced at $4.00 per unit and the offering resulted in gross proceeds of $21.0 million, before deducting underwriting discounts, fees and other related expenses. Net proceeds from the transaction totaled $19.3 million. The ThinkEquity Warrants have an exercise price of $5.00 per share, are immediately exercisable and expire five years from their date of issuance. The shares of Common Stock and Warrants were issued separately.

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

During the three months ended March 31, 2025, the Company sold 0.1 million shares of common stock pursuant to the Distribution Agreement for gross proceeds of $0.5 million before commissions.

Cash Flows

The following table provides a summary of our cash flows for the three months ended March 31, 2025 and 2024:

	Three Months Ended
	March 31,
	2025	2024

	(in thousands)
Total net cash provided by (used in):
Operating activities	$(8,099)	$(7,033)
Financing activities	19,783	4,415
Net increase (decrease) in cash and cash equivalents	$11,684	$(2,618)

Operating Activities

Cash used in operating activities was $8.1 million for the three months March 31, 2025, compared to $7.0 million for the three months ended March 31, 2024. The $1.1 million increase in cash used in operations was primarily the result of additional cash paid for clinical trial and related expenses, given the planned timing of study costs and related disbursements.

Contingent upon continued achievement of our fundraising requirements, we expect cash used in operating activities to return to elevated levels as 2025 progresses, due to expected operating expenditures associated with continued development of our product candidates. More specifically, we expect elevated operating cash burn as a result of costs associated with completing our Phase 3 trial for AD.

Financing Activities

Cash provided by financing activities was $19.8 million and primarily consisted of the proceeds from our registered offering with ThinkEquity, as well as proceeds from our ATM facility with OpCo. Cash provided by financing activities for the three months ended March 31, 2024, was $4.4 million and consisted of proceeds from our March 2024 Registered Direct Offerings and exercises of our Canaccord Warrants.

Contractual Obligations and Other Commitments

This item is not required for smaller reporting companies.

Factors that May Affect Future Results

You should refer to Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2024 for a discussion of important factors that may affect our future results.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, as defined by applicable SEC regulations.

Critical Accounting Policies and Significant Judgments and Estimates

The preparation of financial statements in conformity with GAAP requires us to use judgment in making certain estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses in our financial statements and accompanying notes. Critical accounting policies are those that are most important to the portrayal of our financial condition and results of operations and require difficult, subjective and complex judgments by Management in order to make estimates about the effect of matters that are inherently uncertain. During the three-month period ended March 31, 2025, there were no significant changes to our critical accounting policies from those described in our annual financial statements for the 2024 fiscal year, which we included in our Annual Report on Form 10-K for the year ended December 31, 2024.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

This item is not required for smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Management, with the participation of our principal executive officer and principal financial officer, have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2025. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and Management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of March 31, 2025, our disclosure controls and procedures were effective to ensure that the information required to be disclosed in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our Management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

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

Item 1A. Risk Factors

Risk factors that may affect our business and financial results are discussed within Item 1A “Risk Factors” of our annual report on Form 10-K filed with the SEC on March 21, 2025 (“2024 Form 10-K”). There have been no material changes to the disclosures relating to this item from those set forth in our 2024 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended March 31, 2025, none of our directors or "officers," as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, adopted or terminated a Rule 10b5-1 trading plan or arrangement or a non-Rule 10b5-1 trading plan or arrangement, as defined in Item 408(c) of Regulation S-K.

Item 6. Exhibits

Exhibit Number	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation of the Registrant. (Incorporated by reference to Exhibit 3.1 to Form 8-K filed February 6, 2020.)

3.2	Amended and Restated Bylaws of the Registrant. (Incorporated by reference to Exhibit 3.2 to Form 8-K filed February 6, 2020.)

31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File – the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Annovis Bio, Inc.

Signature	Title	Date

/s/ Maria Maccecchini	President and Chief Executive Officer (Principal	May 13, 2025
Maria Maccecchini	Executive Officer)

/s/ Andrew Walsh	Vice President Finance (Principal Financial	May 13, 2025
Andrew Walsh	Officer)