Form 10-Q
period 2025-06-30
Annovis Bio, Inc.
filed 2025-08-12
CIK 1477845

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2025

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

The number of outstanding shares of the registrant’s common stock as of August 8, 2025 was: 19,486,231

ANNOVIS BIO, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2025

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

Annovis Bio, Inc.

Balance Sheets

	June 30,
	2025	December 31,
	(Unaudited)	2024

Assets
Current assets:
Cash and cash equivalents	$17,130,286	$10,551,916
Prepaid expenses and other current assets	4,324,285	3,373,717
Total assets	$21,454,571	$13,925,633
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$974,311	$2,305,974
Accrued expenses	1,830,813	1,575,013
Total current liabilities	2,805,124	3,880,987
Non-current liabilities:
Warrant liability	319,000	737,000
Total liabilities	3,124,124	4,617,987
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock - $0.0001 par value, 2,000,000 shares authorized and 0 shares issued and outstanding	—	—
Common stock - $0.0001 par value, 70,000,000 shares authorized, 19,486,231 and 14,141,521 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	1,948	1,414
Additional paid-in capital	164,935,088	144,155,694
Accumulated deficit	(146,606,589)	(134,849,462)
Total stockholders’ equity	18,330,447	9,307,646
Total liabilities and stockholders’ equity	$21,454,571	$13,925,633

See accompanying notes to financial statements.

Annovis Bio, Inc.

Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Operating expenses:
Research and development	$5,161,921	$5,785,217	$10,173,438	$12,307,308
General and administrative	1,109,532	1,977,421	2,380,696	3,265,137
Total operating expenses	6,271,453	7,762,638	12,554,134	15,572,445
Operating loss	(6,271,453)	(7,762,638)	(12,554,134)	(15,572,445)
Other income (expense):
Interest income	191,395	25,978	379,007	70,146
Other financing costs (Note 7)	—	(1,346,060)	—	(1,346,060)
Change in fair value of warrants (Note 7)	(140,000)	4,062,308	418,000	10,761,000
Total other income, net	51,395	2,742,226	797,007	9,485,086
Net loss	$(6,220,058)	$(5,020,412)	$(11,757,127)	$(6,087,359)
Net loss per share (Note 9)
Basic	$(0.32)	$(0.44)	$(0.64)	$(0.56)
Diluted	$(0.32)	$(0.44)	$(0.64)	$(1.52)
Weighted-average number of common shares used in computing net loss per share
Basic	19,486,231	11,307,759	18,464,877	10,966,412
Diluted	19,486,231	11,307,759	18,464,877	11,066,265

See accompanying notes to financial statements.

Annovis Bio, Inc.

Statements of Changes in Stockholders’ Equity (Deficit)

(Unaudited)

			Additional	Total	Total
	Common Stock		Paid-in	Accumulated	Stockholders' Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Three and Six Months Ended June 30, 2025
Balance, December 31, 2024	14,141,521	$1,414	$144,155,694	$(134,849,462)	$9,307,646
Issuance of common stock, pursuant to Equity Distribution Agreement, net of issuance costs	94,710	9	502,925	—	502,934
Issuance of common stock and warrants under registered direct offering, net of issuance costs	5,250,000	525	19,279,964	—	19,280,489
Stock-based compensation expense	—	—	499,887	—	499,887
Net loss	—	—	—	(5,537,069)	(5,537,069)
Balance, March 31, 2025	19,486,231	$1,948	$164,438,470	$(140,386,531)	$24,053,887
Stock-based compensation expense	—	—	496,618	—	496,618
Net loss	—	—	—	(6,220,058)	(6,220,058)
Balance, June 30, 2025	19,486,231	$1,948	$164,935,088	$(146,606,589)	$18,330,447

Three and Six Months Ended June 30, 2024
Balance, December 31, 2023	10,519,933	$1,052	$102,507,189	$(110,259,087)	$(7,750,846)
Exercise of common stock warrants, inclusive of warrant reduction	60,000	6	1,223,994	—	1,224,000
Issuance of common stock, net of issuance costs	431,366	43	3,874,957	—	3,875,000
Stock-based compensation expense	—	—	364,765	—	364,765
Net loss	—	—	—	(1,066,947)	(1,066,947)
Balance, March 31, 2024	11,011,299	$1,101	$107,970,905	$(111,326,034)	$(3,354,028)
Issuance of common stock under ELOC, net of issuance costs	710,181	71	5,026,973	—	5,027,044
Stock-based compensation expense	—	—	1,596,512	—	1,596,512
Net loss	—	—	—	(5,020,412)	(5,020,412)
Balance, June 30, 2024	11,721,480	$1,172	$114,594,390	$(116,346,446)	$(1,750,884)

See accompanying notes to financial statements.

Annovis Bio, Inc.

Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(11,757,127)	$(6,087,359)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	996,505	1,961,277
Change in fair value of warrants	(418,000)	(10,761,000)
Non-cash other financing costs	—	1,296,060
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(950,568)	3,404,856
Accounts payable	(1,331,663)	2,101,820
Accrued expenses	255,800	(2,323,591)
Net cash used in operating activities	(13,205,053)	(10,407,937)
Cash flows from financing activities:
Proceeds from issuance of common stock, net	19,783,423	8,110,984
Proceeds from exercise of warrants	—	540,000
Net cash provided by financing activities	19,783,423	8,650,984
Net increase (decrease) in cash and cash equivalents	6,578,370	(1,756,953)
Cash and cash equivalents, beginning of period	10,551,916	5,754,720
Cash and cash equivalents, end of period	$17,130,286	$3,997,767
Supplemental disclosure of cash flow information:
Reduction in value of warrants related to exercises	$—	$684,000
Cash paid for financing costs	$—	$50,000

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

Since the Company’s inception, the Company has incurred losses and negative cash flows from operations. At June 30, 2025, the Company had cash and cash equivalents of $17.1 million and an accumulated deficit of $146.6 million. The Company’s net loss was $11.8 million and $6.1 million for the six months ended June 30, 2025 and 2024, respectively. In addition, the Company’s operating loss was $12.6 million and $15.6 million for the six months ended June 30, 2025 and 2024, respectively. The Company follows the provisions of Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 205-40, Presentation of Financial Statements-Going Concern, or ASC 205-40, which requires Management to assess the Company’s ability to continue as a going concern for one year after the date its financial statements are issued. The Company expects that its existing balance of cash and cash equivalents as of June 30, 2025 is not sufficient to fund operations for the period through one year after the date of this filing and therefore, Management has concluded that substantial doubt exists about the Company’s ability to continue as a going concern. Management’s plans to mitigate this risk include raising additional capital through equity financings, debt or other potential alternatives. Management’s plans may also include the deferral of certain operating expenses unless and until additional capital is received. However, there can be no assurance that the Company will be successful in raising additional capital or that such capital, if available, will be on terms that are acceptable to the Company, or that the Company will be successful in deferring certain operating expenses. As such, Management has concluded that such plans do not alleviate the aforementioned substantial doubt. If the Company is unable to raise sufficient additional capital or defer sufficient operating expenses, the Company may be compelled to reduce the scope of, or cease, its operations.

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

(2) Summary of Significant Accounting Policies

(a) Basis of Presentation of Interim Unaudited Financial Statements

The accompanying interim financial statements of Annovis Bio, Inc. should be read in conjunction with the audited financial statements and notes thereto included in the Company’s 2024 Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 21, 2025. The interim financial statements included herein are unaudited. In the opinion of Management, these statements include all adjustments, consisting of normal, recurring adjustments, necessary for a fair presentation of the financial position of Annovis at June 30, 2025, its results of operations for the three and six months ended June 30, 2025 and 2024 and its cash flows for the six months ended June 30, 2025 and 2024. These interim results of operations are not necessarily indicative of the results to be expected for a full year or any future period. The accompanying financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) and the rules and regulations of the SEC. Any reference in these notes to applicable guidance is meant to refer to U.S. GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”). Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to such rules and regulations relating to interim financial statements.

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

(g) Common Stock Warrants

On October 31, 2023, the Company completed an underwritten offering whereby the Company sold (i) 1.3 million shares of common stock and (ii) warrants to purchase an aggregate of 1.3 million shares of common stock at an exercise price of $9.00 per share (“Canaccord Warrants”). The Canaccord Warrants are liability classified as they contain certain cash settlement adjustment features that are outside of the Company’s control or not deemed to be indexed to the Company’s stock. The warrant liabilities are recorded at fair value regardless of the timing of the redemption feature, the redemption price, or the likelihood of redemption. These warrants are subject to re-measurement at each balance sheet date and any change in fair value is recognized as a component of change in fair value of warrant liability in the statements of operations. The Company will continue to adjust the liability for changes in fair value until the earlier of the exercise, expiration, or other settlement of the warrants. The warrants are classified as Level 3 liabilities.

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

(k) Income Taxes

The Company provides for income taxes using the asset and liability approach. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. As of June 30, 2025 and December 31, 2024, the Company had a full valuation allowance against its deferred tax assets.

The Company is subject to the provisions of ASC 740, Income Taxes, which prescribes a more likely-than-not threshold for the financial statement recognition of uncertain tax positions. ASC 740 clarifies the accounting for income taxes by prescribing a minimum recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. There are currently no open federal or state tax audits. The Company has not recorded any liability for uncertain tax positions at June 30, 2025 or December 31, 2024.

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

In November 2024, the FASB issued ASU 2024-03, Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”), which requires public entities, at annual and interim reporting periods, to disclose in a tabular format additional information about specific expense categories in the notes to the financial statements. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is evaluating the impacts of this ASU on its future financial statements and disclosures.

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

The following table provides the carrying value and fair value of certain financial assets and liabilities of the Company measured at fair value on a recurring basis as of June 30, 2025 and December 31, 2024:

		Fair Value Measurement at
		June 30, 2025
	Carrying Value	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$501,457	$501,457	$—	$—
Total assets measured and recorded at fair value	$501,457	$501,457	$—	$—
Liabilities:
Warrant liability	$319,000	$—	$—	$319,000
Total liabilities measured and recorded at fair value	$319,000	$—	$—	$319,000

		Fair Value Measurement at
		December 31, 2024
	Carrying Value	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$491,006	$491,006	$—	$—
Total assets measured and recorded at fair value	$491,006	$491,006	$—	$—
Liabilities:
Warrant liability	$737,000	$—	$—	$737,000
Total liabilities measured and recorded at fair value	$737,000	$—	$—	$737,000

The Company did not transfer any financial instruments into or out of Level 3 classification, during the three or six months ended June 30, 2025 and 2024.

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

The following tables provide quantitative information regarding the Level 3 classified Canaccord Warrants as of their respective measurement dates:

	June 30, 2025	December 31, 2024
Exercise price	$9.00	$9.00
Closing stock price	$2.17	$5.03
Number of warrants	308,333	308,333
Volatility	113%	80%
Term (time to expiration in years)	3.34	3.84
Risk-free rate	3.7%	4.3%

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

(4) Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	June 30,	December 31,
	2025	2024
Prepaid clinical expenses	$3,846,146	$2,998,811
Prepaid other	393,812	346,313
Prepaid insurance	76,832	21,098
Security deposits	7,495	7,495
Total prepaid expenses and other current assets	$4,324,285	$3,373,717

(5) Accrued Expenses

Accrued expenses consisted of the following:

	June 30,	December 31,
	2025	2024
Accrued clinical expenses	$1,070,293	$948,695
Payroll and related benefits	526,890	364,717
Accrued professional and other	233,630	261,601
Total accrued expenses	$1,830,813	$1,575,013

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

(b) Leases

The Company maintains one short-term lease associated with occupying its corporate headquarters. Total rental expense was $24,844 and $24,238 for the three months ended June 30, 2025 and 2024 and $57,582 and $58,113 for the six months ended June 30, 2025 and 2024.

(c) Employment Agreements

The Company has an agreement with its Chief Executive Officer that provides for severance payments to the employee upon termination of the agreement by the Company for any reason other than for cause, death, or disability or by the employee for good reason. The maximum aggregate severance payments under the agreement were estimated to be $1.2 million at June 30, 2025.

(d) Litigation

The Company is subject, from time to time, to claims by third parties under various legal disputes. The defense of such claims, or any adverse outcome relating to any such claims, could have a material adverse effect on the Company’s liquidity, financial condition and cash flows.

(7) Stockholders’ Equity

(a) Overview

The Company’s Amended and Restated Certificate of Incorporation was adopted on January 31, 2020, in conjunction with the closing of the Company’s initial public offering (the “IPO”) and amended on June 15, 2023 to increase the authorized number of shares. Currently, there are two classes of stock authorized which are designated, respectively, common stock and preferred stock. The total number of shares which the Company is authorized to issue is 72.0 million, each with a par value of $0.0001 per share. Of these shares, 70.0 million is designated as common stock and 2.0 million is preferred stock.

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

(c) Preferred Stock

Preferred stock may be issued from time to time by the Board in one or more series. There was no preferred stock issued or outstanding as of June 30, 2025 or December 31, 2024.

(d) February 2025 ThinkEquity Underwritten Offering and Warrant Issuance

On February 3, 2025, the Company entered into an Underwriting Agreement with ThinkEquity LLC (“ThinkEquity”), with respect to an underwritten public offering of 5.3 million units of the Company, each unit consisting of one share of its common stock, par value $0.0001 per share and one warrant to purchase one share of the Company Stock (the “ThinkEquity Warrants”). The units were priced at $4.00 per unit and the offering resulted in gross proceeds of $21.0 million, before deducting underwriting discounts, fees and other related expenses. Net proceeds from the transaction totaled $19.3 million. The ThinkEquity Warrants have an exercise price of $5.00 per share, are immediately exercisable and expire five years from their date of issuance. The shares of common stock and warrants were issued separately. No ThinkEquity Warrants were exercised during the three or six months ended June 30, 2025.

The Company evaluated the appropriate balance sheet classification for the ThinkEquity warrants and determined equity classified was appropriate, as the warrants do not contain a required cash settlement adjustment feature with respect to a transaction outside of the Company’s control or not deemed to be indexed to the Company’s stock.

(e) November 2023 Canaccord Equity Offering and Warrant Issuance

On October 31, 2023, the Company entered into an underwritten offering with a Canaccord Genuity LLC whereby the Company sold (i) 1.3 million shares of common stock and (ii) warrants (“Canaccord Warrants”) to purchase an aggregate of 1.3 million shares of common stock at an exercise price of $9.00 per share. The warrants are exercisable immediately on the date of issuance and will expire five years after the date of issuance. The Company received $6.8 million in net cash proceeds after deducting underwriter discount and fees, as well as other third-party costs. The Canaccord Warrants are liability classified as they contain certain cash settlement adjustment features that are outside of the Company’s control or not deemed to be indexed to the Company’s stock. No Canaccord Warrants were exercised during the three or six months ended June 30, 2025. During the three and six months ended June 30, 2024, 0.0 million and 0.1 million Canaccord Warrants were exercised, respectively.

The following is a roll-forward of the Common Stock Warrant Liability from December 31, 2024 to June 30, 2025:

Warrant liability at December 31, 2024	$737,000
Change in fair value of warrant liability	(558,000)
Warrant liability at March 31, 2025	179,000
Change in fair value of warrant liability	140,000
Warrant liability at June 30, 2025	$319,000

(f) IPO Warrants

In conjunction with the closing of the Company’s Initial Public Offering (“IPO”), the Company granted its underwriters 0.1 million warrants to purchase shares of Company common stock (“IPO Warrants”) at an exercise price of $7.50 per share, which was 125% of the IPO price. The IPO Warrants have a five-year term and were exercisable as of January 29, 2021 and have been classified by the Company as a component of stockholders’ equity. As of June 30, 2025 and December 31, 2024, 0 and 2,400 of the IPO Warrants were outstanding, respectively. No IPO Warrants were exercised during the three or six months ended June 30, 2025 or 2024.

(g) Warrant Summary

As of June 30, 2025, the Company had the following common stock warrants outstanding:

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

During the three and six month months ended June 30, 2025, the Company sold 0.0 million and 0.1 million shares of common stock, respectively, pursuant to the Distribution Agreement for gross proceeds of $0.0 million and $0.5 million, before commissions.

(i) ELOC Purchase Agreement

On April 25, 2024, the Company entered into an ELOC Purchase Agreement with an ELOC Purchaser, whereby the Company could offer and sell, from time to time at its sole discretion, and whereby the ELOC Purchaser committed to purchase, up to 2.0 million shares of shares of the Company’s common stock. Due to certain pricing and settlement provisions, the ELOC Purchase Agreement qualified as a standby equity purchase agreement and included an embedded put option and embedded forward option. The Company therefore accounted for the ELOC Purchase Agreement as a derivative measured at fair value, with changes in the fair value recognized in the statements of operations within other financing costs. The Company initially recognized a derivative liability related to the purchased put option at inception of the ELOC Purchase Agreement. During the three and six months ended June 30, 2024, the Company recognized $0.5 million related to changes in derivative liability. There were no similar expenses during the three or six months ended June 30, 2025 as the ELOC had been fully exhausted.

Upon execution of the ELOC Purchase Agreement, the Company agreed to issue to the ELOC Purchaser 33,937 shares of Common Stock as commitment shares (the “Commitment Shares”). The Company expensed the difference between the discounted purchase price of the settled forward and the fair value of shares on the date of settlement, as well as legal costs incurred in connection with the ELOC Purchase Agreement, as noncash financing issuance costs. During the three and six months ended June 30, 2024, the Company recognized $0.8 million related to these items. There were no similar expenses during the three or six months ended June 30, 2025 as the ELOC had been fully exhausted.

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

Effective June 1, 2021, the 2019 Plan was amended to increase the number of shares authorized to be issued from 1.0 million to 2.0 million. Effective June 12, 2024, the 2019 Plan was amended to increase the number of shares authorized from 2.0 million to 3.0 million. As of June 30, 2025, 0.4 million shares were available for future grants under the Plan.

Stock-based compensation expense reflected in the statement of operations was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
General and administrative	$270,395	$997,779	$537,333	$1,233,519
Research and development	226,223	598,733	459,172	727,758
	$496,618	$1,596,512	$996,505	$1,961,277

Stock Options to Purchase Common Stock

The following table summarizes stock option activity:

			Weighted
			Average
			Remaining	Aggregate
		Weighted	Contractual	Intrinsic
	Number of	Average	Life	Value
	Options	Exercise Price	(Years)	(Thousands)
Options outstanding at December 31, 2024	2,336,020	$11.39	7.3	$ 1,298
Options granted	20,000	$1.64	—	—
Options expired	(92,562)	$10.12	—	—
Options outstanding at June 30, 2025	2,263,458	$11.36	7.0	$ 274
Options exercisable at June 30, 2025	1,912,281	$12.34	6.8	$ 264

The weighted-average grant date fair value of stock options granted was $1.39 during the three and six months ended June 30, 2025. The weighted-average grant date fair value of stock options granted was $5.12 during the three and six months ended June 30, 2024.

During the three and six months ended June 30, 2025, the Company granted 0 and 25,000 shares of restricted stock, respectively. The weighted-average grant date fair value of the restricted stock issued by the Company during the six months ended June 30, 2025 was $4.89 per share.

(9) Net Loss Per Share

The Company analyzes the potential dilutive effect of stock options and warrants under the treasury stock method (as applicable), during periods of income, or during periods in which income is recognized related to changes in fair value of its liability-classified securities.

The following table sets forth the computation of basic and diluted net loss per common share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Net loss per share – Basic:
Numerator
Net loss	$(6,220,058)	$(5,020,412)	$(11,757,127)	$(6,087,359)
Denominator
Weighted-average common shares outstanding, basic	19,486,231	11,307,759	18,464,877	10,966,412
Basic net loss per common share	$(0.32)	$(0.44)	$(0.64)	$(0.56)

Net loss per share – Diluted:
Numerator
Net loss	$(6,220,058)	$(5,020,412)	$(11,757,127)	$(6,087,359)
Less: gain from change in fair value applicable to dilutive liability-classified warrants	—	—	—	(10,761,000)
Numerator for diluted net loss per share	$(6,220,058)	$(5,020,412)	$(11,757,127)	$(16,848,359)
Denominator
Denominator for basic net loss per share	19,486,231	11,307,759	18,464,877	10,966,412
Plus: incremental shares underlying “in the money” liability-classified warrants outstanding	—	—	—	99,853
Denominator for diluted net loss per share	19,486,231	11,307,759	18,464,877	11,066,265
Diluted net loss per common share	$(0.32)	$(0.44)	$(0.64)	$(1.52)

Potentially dilutive securities, whose effect would have been antidilutive, were excluded from the computation of diluted earnings per share for each of the three and six months ended June 30, 2025 and 2024. Total antidilutive securities that were excluded from the computation of diluted weighted-average shares outstanding were as follows:

	June 30,
	2025	2024
Stock options	2,263,458	2,254,747
ELOC shares remaining	—	1,317,491
Warrants	5,558,333	2,400
Restricted stock	25,000	—

(10) Income Taxes

The Company’s income tax benefit (expense) was $0 for the three and six months ended June 30, 2025 and 2024. The Company has recorded a valuation allowance to reduce its net deferred tax asset to an amount that is more likely than not to be realized in future years. Accordingly, the benefit of the net operating loss (“NOL”) that would have been recognized in the three and six months ended June 30, 2025 and 2024 was offset by changes in the valuation allowance.

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

As of June 30, 2025, and December 31, 2024, the Company had not recorded any liability for uncertain tax positions, accrued interest or penalties thereon, and no amounts have been recognized in the Company’s statements of operations.

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

When evaluating the Company’s financial performance, the CODM regularly reviews the following expense categories that comprise net loss. The table below sets forth the Company’s segment information as reviewed by the CODM:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Program expenses related to clinical-stage product candidates	$(4,228,642)	$(4,676,084)	$(8,445,857)	$(10,588,112)
Program expenses related to preclinical and discovery programs	(49,714)	(169,176)	(80,313)	(277,514)
Personnel-related expenses (including stock-based compensation)	(1,496,642)	(2,333,028)	(2,894,516)	(3,527,715)
General and administrative professional and consultant fees	(292,649)	(389,485)	(737,514)	(758,838)
Other segment items¹	(203,806)	(194,865)	(395,934)	(420,266)
Interest income	191,395	25,978	379,007	70,146
Other non-cash income (expense) items²	(140,000)	2,716,248	418,000	9,414,940
Net Loss	$(6,220,058)	$(5,020,412)	$(11,757,127)	$(6,087,359)

¹ Other segment items included in net loss include insurance expenses, rent expense, information technology expenses, listing/printing fees, warrant commissions and other miscellaneous expenses.

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

Our Phase 3 PD Study was completed on December 4, 2023, and we released the topline PD Study efficacy data on July 2, 2024. The study data showed that in two subgroups, buntanetap improved UPDRS 2, 3, 2+3 and total. It also showed that in the entire intent to treat (“ITT”) population, buntanetap stopped the loss of cognition and that in the 12% of patients that already had cognitive issues, buntanetap improved cognition in a dose-dependent, statistically significant way. We asked the FDA for a Type C meeting to discuss the data and the continued development of buntanetap for Lewy Body Dementia. In response, we received a letter from the FDA saying that because Lewy Body Dementia is a challenging disease to treat and because there are no accepted end points, they would like to discuss the two conditions — Dementia with Lewy Bodies and Parkinson’s Disease Dementia — separately and independently. However, the FDA did approve a protocol for an open label study in PD patients, consisting of two cohorts: all patients that previously participated in previous PD studies, as well as patients with deep brain simulation (“DBS”).

Our Phase 2/3 AD study was completed on February 13, 2024 and on April 29, 2024, we announced topline efficacy data. The data showed that in early AD patients, buntanetap improved ADAS-Cog11 in a dose-dependent fashion and was statistically significant from placebo and from baseline.

On October 10, 2024, we met with the FDA in an end-of-phase 2 meeting to discuss its Phase 2/3 AD data and to agree on a regulatory path forward. Annovis and the FDA have aligned on a development path for buntanetap towards the filing of New Drug Applications (“NDAs”), one for short-term and one for long-term efficacy. During the end-of-phase 2 meeting for AD, the FDA raised no concerns with our data on buntanetap’s safety, including impact on liver enzymes, drug interactions, dose selection, pharmacokinetics and population pharmacokinetics. Further, the FDA confirmed that future development can proceed using the new crystal form of buntanetap.

During February of 2025, we initiated the FDA-cleared pivotal ANVS-25001 trial; a randomized, double-blind, placebo-controlled, multicenter Phase 3 trial in early AD patients. The trial investigates buntanetap and consists of two parts: a 6-month treatment period aimed at confirming buntanetap’s symptomatic efficacy, followed by an additional 12 months of treatment to show potential disease-modifying efficacy at 18 months. After the 6-month treatment period has been completed, patients will continue to be blinded for the additional 12 months. If well-designed and well-executed, the symptomatic portion of the trial may be sufficient to support an NDA filing, potentially within one year of the 6-month treatment period initiation. A similar pathway could be available after 18 months, where a second NDA for disease modification may be supportable with a well-designed and well-executed long-term portion of the trial.

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

Funding Requirements

We have never been profitable and have incurred net losses since inception. Our accumulated deficit at June 30, 2025 was $146.6 million. We expect to incur losses for the foreseeable future, and we expect these losses to increase as we continue our development of, and seek regulatory approvals for, our product candidates. Because of the numerous risks and uncertainties associated with product development, we are unable to predict the timing or amount of increased expenses or when, or if, we will be able to achieve or maintain profitability.

We do not have sufficient capital on hand to fund our operations for the next 12 months and will need to raise additional capital to meet our obligations as they become due. We believe that our cash and cash equivalents as of June 30, 2025, will be sufficient to fund our operating expenses and capital expenditure requirements until the first quarter of 2026. We will need to raise substantial additional capital to complete the development and commercialization of our product candidates through public or private equity offerings, debt financings, collaboration and licensing arrangements or other financing alternatives. However, there can be no assurance that we will be successful in raising additional capital or that such capital, if available, will be on terms that are acceptable to us. If we are unable to raise sufficient additional capital or defer sufficient operating expenses, we may be compelled to reduce the scope of, or cease, our operations.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2025 and 2024

The following table summarizes the results of our operations for the three months ended June 30, 2025 and 2024:

	Three Months Ended
	June 30,
	2025	2024	Change

	(in thousands)
Operating expenses:
Research and development	$5,162	$5,785	$(623)
General and administrative	1,110	1,977	(867)
Total operating expense	6,272	7,762	(1,490)
Other income (expense):
Interest income	191	26	165
Other financing costs	—	(1,346)	1,346
Change in fair value of warrants	(140)	4,062	(4,202)
Total other income (expense), net	51	2,742	(2,691)
Net loss	$(6,221)	$(5,020)	$(1,201)

Research and Development Expenses

Research and development expenses for the three months ended June 30, 2025 were $5.2 million, compared to $5.8 million for the three months ended June 30, 2024. The $0.6 million decrease was primarily attributable to $2.5 million of lower contract manufacturing and drug substance costs for clinical supply, offset by $1.9 million in clinical labor and pass-through costs associated with our ongoing Phase 3 AD program.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2025 were $1.1 million, compared to $2.0 million for the three months ended June 30, 2024. The $0.9 million decrease was primarily attributable to $0.7 million of lower stock-based compensation expense as well as $0.2 million in reduced corporate legal, printing and public relations fees year over year.

Interest Income

Interest income was $0.2 million for the three months ended June 30, 2025, compared to $0.0 million for the three months ended June 30, 2024. The $0.2 million increase was driven by increased cash and cash equivalent balances, as a result of our public offering with ThinkEquity, which closed in February 2025.

Other Financing Costs

There were no other financing costs incurred for the three months ended June 30, 2025, compared to $1.3 million incurred for the three months ended June 30, 2024. The $1.3 million decrease was attributable to the 2024 ELOC financing facility being exhausted prior to the quarter ending June 30, 2025, whereas during the same period during 2024, the facility was active.

Change in Fair Value of Warrants

Change in fair value of warrants was a loss of $0.1 million for the three months ended June 30, 2025, compared to a gain of $4.1 million for the three months ended June 30, 2024. The $4.2 million difference between periods was primarily driven by increased volatility in our stock price during the second quarter of 2024, as compared to the same period during 2025.

Comparison of the Six Months Ended June 30, 2025 and 2024

The following table summarizes the results of our operations for the six months ended June 30, 2025 and 2024:

	Six Months Ended
	June 30,
	2025	2024	Change

	(in thousands)
Operating expenses:
Research and development	$10,173	$12,307	$(2,134)
General and administrative	2,381	3,265	(884)
Total operating expense	12,554	15,572	(3,018)
Other income (expense):
Interest income	379	70	309
Other financing costs	—	(1,346)	1,346
Change in fair value of warrants	418	10,761	(10,343)
Total other income, net	797	9,485	(8,688)
Net loss	$(11,757)	$(6,087)	$(5,670)

Research and Development Expenses

Research and development expenses for the six months ended June 30, 2025 were $10.2 million, compared to $12.3 million for the six months ended June 30, 2024. The $2.1 million decrease was attributable to a $6.5 million decrease in costs associated with our completed Phase 3 study in PD patients and Phase 2/3 study in AD patients and a

$1.1 million decrease in clinical material manufacturing costs, offset by $4.7 million of increased costs for our active Phase 3 AD program as well as $0.8 million of increased clinical support costs.

General and Administrative Expenses

General and administrative expenses for the six months ended June 30, 2025 were $2.4 million, compared to $3.3 million for the six months ended June 30, 2024. The $0.9 million decrease was due to a $0.7 million decrease in stock-based compensation expense as well as $0.2 million in reduced employee salary costs.

Interest Income

Interest income was $0.4 million for the six months ended June 30, 2025, compared to $0.1 million for the six months ended June 30, 2024. The $0.3 million increase was driven by increased cash and cash equivalent balances, as a result of our public offering with ThinkEquity, which closed in February 2025.

Other Financing Costs

There were no other financing costs incurred for the six months ended June 30, 2025, compared to $1.3 million incurred for the six months ended June 30, 2024. The $1.3 million decrease was attributable to the 2024 ELOC financing facility being exhausted prior to the six month ending June 30, 2025, whereas during the same period during 2024 the facility was active.

Change in Fair Value of Warrants

Change in fair value of warrants was a gain of $0.4 million for the six months ended June 30, 2025, compared to a gain of $10.8 million for the six months ended June 30, 2024. The $10.4 million difference between periods was primarily driven by increased volatility in our stock price during the first half of 2024, as compared to the same period during 2025.

Liquidity and Capital Resources

Since our inception in 2008, we have devoted most of our cash resources to research and development and general and administrative activities. We have financed our operations primarily with the proceeds from the sale of common stock and warrants. To date, we have not generated any revenue from the sale of products, and we do not anticipate generating any revenue from the sale of products for the foreseeable future. We have incurred losses and generated negative cash flows from operations since inception. As of June 30, 2025, our principal source of liquidity was our cash and cash equivalents, which totaled $17.1 million. We do not believe that our cash on hand will be sufficient to fund our operations for at least twelve months beyond the date of this filing.

February 2025 ThinkEquity Underwritten Offering

On February 3, 2025, the Company entered into an Underwriting Agreement with ThinkEquity LLC (“ThinkEquity”), with respect to an underwritten public offering of 5.3 million units of the Company, each unit consisting of one share of its common stock, par value $0.0001 per share and one warrant to purchase one share of the Company Stock (the “ThinkEquity Warrants”). The units were priced at $4.00 per unit and the offering resulted in gross proceeds of $21.0 million, before deducting underwriting discounts, fees and other related expenses. Net proceeds from the transaction totaled $19.3 million. The ThinkEquity Warrants have an exercise price of $5.00 per share, are immediately exercisable and expire five years from their date of issuance. The shares of Common Stock and Warrants were issued separately. None of the ThinkEquity Warrants were exercised during the three or six month ended June 30, 2025.

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

During the three and six months ended June 30, 2025, the Company sold 0.0 million and 0.1 million shares of common stock, respectively, pursuant to the Distribution Agreement for gross proceeds of $0.0 million and $0.5 million, before commissions.

Cash Flows

The following table provides a summary of our cash flows for the six months ended June 30, 2025 and 2024:

	Six Months Ended
	June 30,
	2025	2024

	(in thousands)
Total net cash provided by (used in):
Operating activities	$(13,205)	$(10,408)
Financing activities	19,783	8,651
Net increase (decrease) in cash and cash equivalents	$6,578	$(1,757)

Operating Activities

Cash used in operating activities was $13.2 million for the six months ended June 30, 2025, compared to $10.4 million for the six months ended June 30, 2024. The $2.8 million increase in cash used in operations was primarily the result of additional cash paid for clinical trials and related expenses, given the planned timing of study costs and related disbursements.

Contingent upon continued achievement of our fundraising requirements, we expect cash used in operating activities to remain at elevated levels as 2025 progresses, due to expected operating expenditures associated with continued development of our product candidates. More specifically, we expect elevated operating cash burn as a result of costs associated with completing our active Phase 3 trial for AD.

Financing Activities

Cash provided by financing activities for the six months ended June 30, 2025 was $19.8 million and primarily consisted of the $19.3 million of proceeds from our registered offering with ThinkEquity, as well as $0.5 million of proceeds from our ATM facility with OpCo. Cash provided by financing activities for the six months ended June 30, 2024, was $8.7 million and consisted of $4.0 million of proceeds from our March 2024 Registered Direct Offerings, $4.2 million of proceeds from our 2024 ELOC facility and $0.5 million of proceeds from warrant exercises.

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

Critical Accounting Policies and Significant Judgments and Estimates

The preparation of financial statements in conformity with GAAP requires us to use judgment in making certain estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses in our financial statements and accompanying notes. Critical accounting policies are those that are most important to the portrayal of our financial condition and results of operations and require difficult, subjective and complex judgments by Management in order to make estimates about the effect of matters that are inherently uncertain. During the three-month period ended June 30, 2025, there were no significant changes to our critical accounting policies from those described in our annual financial statements for the 2024 fiscal year, which we included in our Annual Report on Form 10-K for the year ended December 31, 2024.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

This item is not required for smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Management, with the participation of our principal executive officer and principal financial officer, have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2025. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and Management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of June 30, 2025, our disclosure controls and procedures were effective to ensure that the information required to be disclosed in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our Management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended June 30, 2025, none of our directors or "officers," as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, adopted or terminated a Rule 10b5-1 trading plan or arrangement or a non-Rule 10b5-1 trading plan or arrangement, as defined in Item 408(c) of Regulation S-K.

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

Annovis Bio, Inc.

Signature	Title	Date

/s/ Maria Maccecchini	President and Chief Executive Officer (Principal	August 12, 2025
Maria Maccecchini	Executive Officer)

/s/ Andrew Walsh	Vice President Finance (Principal Financial	August 12, 2025
Andrew Walsh	Officer)