Form 10-Q
period 2025-09-30
Annovis Bio, Inc.
filed 2025-11-12
CIK 1477845

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2025

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

The number of outstanding shares of the registrant’s common stock as of November 12, 2025 was: 26,502,889

ANNOVIS BIO, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2025

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

Annovis Bio, Inc.

Balance Sheets

	September 30,
	2025	December 31,
	(Unaudited)	2024

Assets
Current assets:
Cash and cash equivalents	$15,286,399	$10,551,916
Prepaid expenses and other current assets	1,902,562	3,373,717
Total assets	$17,188,961	$13,925,633
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,112,026	$2,305,974
Accrued expenses	1,621,771	1,575,013
Total current liabilities	3,733,797	3,880,987
Non-current liabilities:
Warrant liability	299,000	737,000
Total liabilities	4,032,797	4,617,987
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock - $0.0001 par value, 2,000,000 shares authorized and 0 shares issued and outstanding	—	—
Common stock - $0.0001 par value, 70,000,000 shares authorized, 20,187,904 and 14,141,521 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	2,019	1,414
Additional paid-in capital	167,023,392	144,155,694
Accumulated deficit	(153,869,247)	(134,849,462)
Total stockholders’ equity	13,156,164	9,307,646
Total liabilities and stockholders’ equity	$17,188,961	$13,925,633

See accompanying notes to financial statements.

Annovis Bio, Inc.

Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Operating expenses:
Research and development	$6,291,171	$2,689,561	$16,464,609	$14,996,868
General and administrative	1,143,804	1,698,050	3,524,500	4,963,188
Total operating expenses	7,434,975	4,387,611	19,989,109	19,960,056
Operating loss	(7,434,975)	(4,387,611)	(19,989,109)	(19,960,056)
Other income (expense):
Interest income	152,317	135,430	531,324	205,576
Other financing costs (Note 7)	—	(524,068)	—	(1,870,128)
Change in fair value of warrants (Note 7)	20,000	(7,862,108)	438,000	2,898,892
Total other income (expense), net	172,317	(8,250,746)	969,324	1,234,340
Net loss	$(7,262,658)	$(12,638,357)	$(19,019,785)	$(18,725,716)
Net loss per share (Note 9)
Basic	$(0.37)	$(0.97)	$(1.01)	$(1.64)
Diluted	$(0.37)	$(0.97)	$(1.01)	$(1.89)
Weighted-average number of common shares used in computing net loss per share
Basic	19,685,071	12,975,808	18,876,078	11,394,729
Diluted	19,685,071	12,975,808	18,876,078	11,461,298

See accompanying notes to financial statements.

Annovis Bio, Inc.

Statements of Changes in Stockholders’ Equity (Deficit)

(Unaudited)

			Additional	Total	Total
	Common Stock		Paid-in	Accumulated	Stockholders' Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Three and Nine Months Ended September 30, 2025
Balance, December 31, 2024	14,141,521	$1,414	$144,155,694	$(134,849,462)	$9,307,646
Issuance of common stock, pursuant to Equity Distribution Agreement, net of issuance costs	94,710	9	502,925	—	502,934
Issuance of common stock and warrants under registered direct offering, net of issuance costs	5,250,000	525	19,279,964	—	19,280,489
Stock-based compensation expense	—	—	499,887	—	499,887
Net loss	—	—	—	(5,537,069)	(5,537,069)
Balance, March 31, 2025	19,486,231	1,948	164,438,470	(140,386,531)	24,053,887
Stock-based compensation expense	—	—	496,618	—	496,618
Net loss	—	—	—	(6,220,058)	(6,220,058)
Balance, June 30, 2025	19,486,231	1,948	164,935,088	(146,606,589)	18,330,447
Issuance of common stock, pursuant to Equity Distribution Agreement, net of issuance costs	701,673	71	1,643,657	—	1,643,728
Stock-based compensation expense	—	—	444,647	—	444,647
Net loss	—	—	—	(7,262,658)	(7,262,658)
Balance, September 30, 2025	20,187,904	$2,019	$167,023,392	$(153,869,247)	$13,156,164

Three and Nine Months Ended September 30, 2024
Balance, December 31, 2023	10,519,933	$1,052	$102,507,189	$(110,259,087)	$(7,750,846)
Exercise of common stock warrants, inclusive of warrant reduction	60,000	6	1,223,994	—	1,224,000
Issuance of common stock, net of issuance costs	431,366	43	3,874,957	—	3,875,000
Stock-based compensation expense	—	—	364,765	—	364,765
Net loss	—	—	—	(1,066,947)	(1,066,947)
Balance, March 31, 2024	11,011,299	1,101	107,970,905	(111,326,034)	(3,354,028)
Issuance of common stock under ELOC, net of issuance costs	710,181	71	5,026,973	—	5,027,044
Stock-based compensation expense	—	—	1,596,512	—	1,596,512
Net loss	—	—	—	(5,020,412)	(5,020,412)
Balance, June 30, 2024	11,721,480	1,172	114,594,390	(116,346,446)	(1,750,884)
Exercise of common stock warrants, inclusive of warrant reduction	831,667	83	16,118,028	—	16,118,111
Issuance of common stock, net of issuance costs	510,181	51	4,941,699	—	4,941,750
Cashless exercise of stock options	220,339	22	(22)	—	—
Stock-based compensation expense	—	—	393,080	—	393,080
Net loss	—	—	—	(12,638,357)	(12,638,357)
Balance, September 30, 2024	13,283,667	$1,328	$136,047,175	$(128,984,803)	$7,063,700

See accompanying notes to financial statements.

Annovis Bio, Inc.

Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(19,019,785)	$(18,725,716)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	1,441,152	2,354,357
Change in fair value of warrants	(438,000)	(2,898,892)
Non-cash other financing costs	—	1,820,129
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,471,155	2,728,598
Accounts payable	(193,948)	2,806,577
Accrued expenses	46,758	(1,694,311)
Net cash used in operating activities	(16,692,668)	(13,609,258)
Cash flows from financing activities:
Proceeds from issuance of common stock, net	21,427,151	12,466,165
Proceeds from exercise of warrants	—	8,025,003
Net cash provided by financing activities	21,427,151	20,491,168
Net increase in cash and cash equivalents	4,734,483	6,881,910
Cash and cash equivalents, beginning of period	10,551,916	5,754,720
Cash and cash equivalents, end of period	$15,286,399	$12,636,630
Supplemental disclosure of cash flow information:
Other adjustments to value of warrants related to exercises	$—	$9,317,108
Cash paid for financing costs	$—	$50,000

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

Since the Company’s inception, the Company has incurred losses and negative cash flows from operations. At September 30, 2025, the Company had cash and cash equivalents of $15.3 million and an accumulated deficit of $153.9 million. The Company’s net loss was $19.0 million and $18.7 million for the nine months ended September 30, 2025 and 2024, respectively. The Company follows the provisions of Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 205-40, Presentation of Financial Statements-Going Concern, or ASC 205-40, which requires Management to assess the Company’s ability to continue as a going concern for one year after the date its financial statements are issued. The Company expects that its existing balance of cash and cash equivalents is not sufficient to fund operations for the period through one year after the date of this filing and therefore, Management has concluded that substantial doubt exists about the Company’s ability to continue as a going concern. Management’s plans to mitigate this risk include raising additional capital through equity financings, debt or other potential alternatives. Management’s plans may also include the deferral of certain operating expenses unless and until additional capital is received. However, there can be no assurance that the Company will be successful in raising additional capital or that such capital, if available, will be on terms that are acceptable to the Company, or that the Company will be successful in deferring certain operating expenses. As such, Management has concluded that such plans do not alleviate the aforementioned substantial doubt. If the Company is unable to raise sufficient additional capital or defer sufficient operating expenses, the Company may be compelled to reduce the scope of, or cease, its operations.

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

(2) Summary of Significant Accounting Policies

(a) Basis of Presentation of Interim Unaudited Financial Statements

The accompanying interim financial statements of Annovis Bio, Inc. should be read in conjunction with the audited financial statements and notes thereto included in the Company’s 2024 Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 21, 2025. The interim financial statements included herein are unaudited. In the opinion of Management, these statements include all adjustments, consisting of normal, recurring adjustments, necessary for a fair presentation of the financial position of Annovis at September 30, 2025, its results of operations for the three and nine months ended September 30, 2025 and 2024 and its cash flows for the nine months ended September 30, 2025 and 2024. These interim results of operations are not necessarily indicative of the results to be expected for a full year or any future period. The accompanying financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) and the rules and regulations of the SEC. Any reference in these notes to applicable guidance is meant to refer to U.S. GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”). Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to such rules and regulations relating to interim financial statements.

(b) Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities, including disclosure of contingent assets and liabilities, at the date of the financial statements, and the reported amounts of expenses during the reporting period. Due to the uncertainty of factors surrounding the estimates or judgments used in the preparation of the financial statements, actual results may materially vary from these estimates.

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

(f) Derivative Liability

The Company evaluates all features contained in financing agreements to determine if there are any embedded derivatives that require separate accounting from the underlying agreement under ASC 815 – Derivatives and Hedging. An embedded derivative that requires separation is accounted for as a separate liability or asset from the host agreement. The separated embedded derivative is accounted for at fair market value, with changes in fair value recognized in the statements of operations within the other financing costs line item. The Company determined that certain features under the ELOC Purchase Agreement (See Note 7 — Stockholders’ Equity) collectively qualified as an embedded derivative. The derivative was accounted for separately from the underlying ELOC Purchase Agreement and is accounted for at fair value.

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

Expected Volatility. The expected volatility is based on historical volatilities of Annovis and similar entities within the Company’s industry for periods commensurate with the expected term.

Risk-Free Interest Rate. The risk-free interest rate is based on the interest rate payable on U.S. Treasury securities in effect at the time of grant for a period that is commensurate with the expected term.

Expected Dividends. The expected dividend yield is 0% because Annovis has not historically paid, and does not expect for the foreseeable future to pay, a dividend on its common stock.

(k) Income Taxes

The Company provides for income taxes using the asset and liability approach. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. As of September 30, 2025 and December 31, 2024, the Company had a full valuation allowance against its deferred tax assets.

The Company is subject to the provisions of ASC 740, Income Taxes, which prescribes a more likely-than-not threshold for the financial statement recognition of uncertain tax positions. ASC 740 clarifies the accounting for income taxes by prescribing a minimum recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. There are currently no open federal or state tax audits. The Company has not recorded any liability for uncertain tax positions at September 30, 2025 or December 31, 2024.

(l) Recent Accounting Pronouncements

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which improves income tax disclosures by requiring: (1) consistent categories and greater disaggregation of information in the rate reconciliation, and (2) income taxes paid disaggregated by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures. ASU 2023-09 is effective for annual periods beginning after December 15, 2024. Early adoption is permitted. The ASU indicates that all entities will apply the guidance prospectively with an option for retroactive application to each period presented in the financial statements. The Company is evaluating the impact this ASU on its future financial statements and disclosures.

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

The following table provides the carrying value and fair value of certain financial assets and liabilities of the Company measured at fair value on a recurring basis as of September 30, 2025 and December 31, 2024:

		Fair Value Measurement at
		September 30, 2025
	Carrying Value	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$507,743	$507,743	$—	$—
Total assets measured and recorded at fair value	$507,743	$507,743	$—	$—
Liabilities:
Warrant liability	$299,000	$—	$—	$299,000
Total liabilities measured and recorded at fair value	$299,000	$—	$—	$299,000

		Fair Value Measurement at
		December 31, 2024
	Carrying Value	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$491,006	$491,006	$—	$—
Total assets measured and recorded at fair value	$491,006	$491,006	$—	$—
Liabilities:
Warrant liability	$737,000	$—	$—	$737,000
Total liabilities measured and recorded at fair value	$737,000	$—	$—	$737,000

The Company did not transfer any financial instruments into or out of Level 3 classification, during the three or nine months ended September 30, 2025 and 2024.

(a) Canaccord Warrants

The common stock warrants issued in connection with the Company’s equity raise in November 2023 (“Canaccord Warrants”) were classified as liabilities at the time of issuance due to certain cash settlement adjustment features that are outside of the Company’s control or not deemed to be indexed to the Company’s stock. The Canaccord Warrant liability is remeasured each reporting period with the change in fair value recorded to other income (expense) in the statements of operations until the warrants are exercised, expired, reclassified, or otherwise settled. From their date of issuance until the period ended September 30, 2024, the fair value of the Canaccord Warrants were estimated using a Monte Carlo simulation model, given the performance conditions outlined further below. However, during the period ended September 30, 2024, the Company determined that certain performance conditions could not be met and that going forward, their use as inputs for determining fair value was no longer appropriate. As such, after the period ended September 30, 2024, the fair value of the Canaccord Warrants was estimated using a Black-Scholes option-pricing model.

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

The following tables provide quantitative information regarding the Level 3 classified Canaccord Warrants as of their respective measurement dates:

	September 30, 2025	December 31, 2024
Exercise price	$9.00	$9.00
Closing stock price	$2.07	$5.03
Number of warrants	308,333	308,333
Volatility	118%	80%
Term (time to expiration in years)	3.09	3.84
Risk-free rate	3.7%	4.3%

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

(4) Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	September 30,	December 31,
	2025	2024
Prepaid clinical expenses	$1,500,169	$2,998,811
Prepaid other	348,451	346,313
Prepaid insurance	46,447	21,098
Security deposits	7,495	7,495
Total prepaid expenses and other current assets	$1,902,562	$3,373,717

(5) Accrued Expenses

Accrued expenses consisted of the following:

	September 30,	December 31,
	2025	2024
Accrued clinical expenses	$699,808	$948,695
Payroll and related benefits	706,650	364,717
Accrued professional and other	215,313	261,601
Total accrued expenses	$1,621,771	$1,575,013

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

(b) Leases

The Company maintains one short-term lease associated with occupying its corporate headquarters. Total rental expense was $24,181 and $24,344 for the three months ended September 30, 2025 and 2024 and $81,763 and $82,457 for the nine months ended September 30, 2025 and 2024.

(c) Employment Agreements

The Company has agreements with its executive officers that provide for severance payments to the employee upon termination of the agreement by the Company for any reason other than for cause, death, or disability or by the employee for good reason. The maximum aggregate severance payments under the agreement were estimated to be $1.4 million at September 30, 2025.

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

(c) Preferred Stock

Preferred stock may be issued from time to time by the Board in one or more series. There was no preferred stock issued or outstanding as of September 30, 2025 or December 31, 2024.

(d) February 2025 ThinkEquity Underwritten Offering and Warrant Issuance

On February 3, 2025, the Company entered into an Underwriting Agreement with ThinkEquity LLC (“ThinkEquity”), with respect to an underwritten public offering of 5.3 million units of the Company, each unit consisting of one share of its common stock, par value $0.0001 per share and one warrant to purchase one share of the Company Stock (the “ThinkEquity Warrants”). The units were priced at $4.00 per unit and the offering resulted in gross proceeds of $21.0 million, before deducting underwriting discounts, fees and other related expenses. Net proceeds from the transaction totaled $19.3 million. The ThinkEquity Warrants have an exercise price of $5.00 per share, are immediately exercisable and expire five years from their date of issuance. The shares of common stock and warrants were issued separately. No ThinkEquity Warrants were exercised during the three or nine months ended September 30, 2025.

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

(e) November 2023 Canaccord Equity Offering and Warrant Issuance

On October 31, 2023, the Company entered into an underwritten offering with a Canaccord Genuity LLC whereby the Company sold (i) 1.3 million shares of common stock and (ii) warrants (“Canaccord Warrants”) to purchase an aggregate of 1.3 million shares of common stock at an exercise price of $9.00 per share. The warrants are exercisable immediately on the date of issuance and will expire five years after the date of issuance. The Company received $6.8 million in net cash proceeds after deducting underwriter discount and fees, as well as other third-party costs. The Canaccord Warrants are liability classified as they contain certain cash settlement adjustment features that are outside of the Company’s control or not deemed to be indexed to the Company’s stock. No Canaccord Warrants were exercised during the three or nine months ended September 30, 2025. During the three and nine months ended September 30, 2024, 0.0 million and 0.1 million Canaccord Warrants were exercised, respectively.

The following is a roll-forward of the Common Stock Warrant Liability from December 31, 2024 to September 30, 2025:

Warrant liability at December 31, 2024	$737,000
Change in fair value of warrant liability	(558,000)
Warrant liability at March 31, 2025	179,000
Change in fair value of warrant liability	140,000
Warrant liability at June 30, 2025	319,000
Change in fair value of warrant liability	(20,000)
Warrant liability at September 30, 2025	$299,000

(f) IPO Warrants

In conjunction with the closing of the Company’s Initial Public Offering (“IPO”), the Company granted its underwriters 0.1 million warrants to purchase shares of Company common stock (“IPO Warrants”) at an exercise price of $7.50 per share, which was 125% of the IPO price. The IPO Warrants have a five-year term and were exercisable as of January 29, 2021 and have been classified by the Company as a component of stockholders’ equity. As of September 30, 2025 and December 31, 2024, 0 and 2,400 of the IPO Warrants were outstanding, respectively. No IPO Warrants were exercised during the three or nine months ended September 30, 2025 or 2024.

(g) Warrant Summary

As of September 30, 2025, the Company had the following common stock warrants outstanding:

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

During the three and nine month months ended September 30, 2025, the Company sold 0.7 million and 0.8 million shares of common stock, respectively, pursuant to the Distribution Agreement for gross proceeds of $1.7 million and $2.2 million, before commissions.

(i) ELOC Purchase Agreement

On April 25, 2024, the Company entered into an ELOC Purchase Agreement with an ELOC Purchaser, whereby the Company could offer and sell, from time to time at its sole discretion, and whereby the ELOC Purchaser committed to purchase, up to 2.0 million shares of shares of the Company’s common stock. Due to certain pricing and settlement provisions, the ELOC Purchase Agreement qualified as a standby equity purchase agreement and included an embedded put option and embedded forward option. The Company therefore accounted for the ELOC Purchase Agreement as a derivative measured at fair value, with changes in the fair value recognized in the statements of operations within other financing costs. The Company initially recognized a derivative liability related to the purchased put option at inception of the ELOC Purchase Agreement. During the three and nine months ended September 30, 2024, the Company recognized $0.5 million related to changes in derivative liability. There were no similar expenses during the three or nine months ended September 30, 2025 as the ELOC had been fully exhausted.

Upon execution of the ELOC Purchase Agreement, the Company agreed to issue to the ELOC Purchaser 33,937 shares of Common Stock as commitment shares (the “Commitment Shares”). The Company expensed the difference between the discounted purchase price of the settled forward and the fair value of shares on the date of settlement, as well as legal costs incurred in connection with the ELOC Purchase Agreement, as noncash financing issuance costs. During the three and nine months ended September 30, 2024, the Company recognized $0.8 million related to these items. There were no similar expenses during the three or nine months ended September 30, 2025 as the ELOC had been fully exhausted.

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

Effective June 1, 2021, the 2019 Plan was amended to increase the number of shares authorized to be issued from 1.0 million to 2.0 million. Effective June 12, 2024, the 2019 Plan was amended to increase the number of shares authorized from 2.0 million to 3.0 million. As of September 30, 2025, 0.2 million shares were available for future grants under the Plan.

Stock-based compensation expense reflected in the statement of operations was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
General and administrative	$232,852	$203,785	$770,185	$1,437,305
Research and development	211,795	189,295	670,967	917,052
	$444,647	$393,080	$1,441,152	$2,354,357

Stock Options to Purchase Common Stock

The following table summarizes stock option activity:

			Weighted
			Average
			Remaining	Aggregate
		Weighted	Contractual	Intrinsic
	Number of	Average	Life	Value
	Options	Exercise Price	(Years)	(Thousands)
Options outstanding at December 31, 2024	2,336,020	$11.39	7.3	$ 1,298
Options granted	220,000	$2.09	—	—
Options expired	(92,562)	$10.12	—	—
Options outstanding at September 30, 2025	2,463,458	$10.61	7.0	$ 245
Options exercisable at September 30, 2025	1,994,267	$12.08	6.6	$ 238

The weighted-average grant date fair value of stock options granted was $1.80 and $1.76, respectively, during the three and nine months ended September 30, 2025. The weighted-average grant date fair value of stock options granted was $4.47 and $5.04, respectively, during the three and nine months ended September 30, 2024.

During the three and nine months ended September 30, 2025, the Company granted 0 and 25,000 shares of restricted stock, respectively. The weighted-average grant date fair value of the restricted stock issued by the Company during the nine months ended September 30, 2025 was $4.89 per share.

(9) Net Loss Per Share

The Company analyzes the potential dilutive effect of stock options and warrants under the treasury stock method (as applicable), during periods of income, or during periods in which income is recognized related to changes in fair value of its liability-classified securities.

The following table sets forth the computation of basic and diluted net loss per common share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Net loss per share – Basic:
Numerator
Net loss	$(7,262,658)	$(12,638,357)	$(19,019,785)	$(18,725,716)
Denominator
Weighted-average common shares outstanding, basic	19,685,071	12,975,808	18,876,078	11,394,729
Basic net loss per common share	$(0.37)	$(0.97)	$(1.01)	$(1.64)

Net loss per share – Diluted:
Numerator
Net loss	$(7,262,658)	$(12,638,357)	$(19,019,785)	$(18,725,716)
Less: gain from change in fair value applicable to dilutive liability-classified warrants	—	—	—	(2,898,892)
Numerator for diluted net loss per share	$(7,262,658)	$(12,638,357)	$(19,019,785)	$(21,624,608)
Denominator
Denominator for basic net loss per share	19,685,071	12,975,808	18,876,078	11,394,729
Plus: incremental shares underlying “in the money” liability-classified warrants outstanding	—	—	—	66,569
Denominator for diluted net loss per share	19,685,071	12,975,808	18,876,078	11,461,298
Diluted net loss per common share	$(0.37)	$(0.97)	$(1.01)	$(1.89)

Potentially dilutive securities, whose effect would have been antidilutive, were excluded from the computation of diluted earnings per share for each of the three and nine months ended September 30, 2025 and 2024. Total antidilutive securities that were excluded from the computation of diluted weighted-average shares outstanding were as follows:

	September 30,
	2025	2024
Stock options	2,463,458	1,877,751
ELOC shares remaining	—	817,491
Warrants	5,558,333	2,400
Restricted stock	25,000	—

(10) Income Taxes

The Company’s income tax benefit (expense) was $0 for the three and nine months ended September 30, 2025 and 2024. The Company has recorded a valuation allowance to reduce its net deferred tax asset to an amount that is more likely than not to be realized in future years. Accordingly, the benefit of the net operating loss (“NOL”) that would have been recognized in the three and nine months ended September 30, 2025 and 2024 was offset by changes in the valuation allowance.

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

As of September 30, 2025, and December 31, 2024, the Company had not recorded any liability for uncertain tax positions, accrued interest or penalties thereon, and no amounts have been recognized in the Company’s statements of operations.

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

When evaluating the Company’s financial performance, the CODM regularly reviews the following expense categories that comprise net loss. The table below sets forth the Company’s segment information as reviewed by the CODM:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Program expenses related to clinical-stage product candidates[1]	$(4,799,800)	$(1,078,604)	$(11,595,094)	$(8,858,608)
Program expenses related to preclinical and discovery programs	(119,507)	(200,759)	(333,746)	(661,572)
Program expenses related to clinical manufacturing candidates	(679,713)	(862,378)	(2,196,348)	(3,487,187)
Personnel-related expenses (including stock-based compensation)	(1,218,491)	(1,125,522)	(4,113,009)	(4,666,720)
General and administrative professional and consultant fees	(468,749)	(491,027)	(1,206,263)	(1,250,575)
Other segment items[2]	(148,715)	(629,321)	(544,649)	(1,035,394)
Interest income	152,317	135,430	531,324	205,576
Other non-cash income (expense) items[3]	20,000	(8,386,176)	438,000	1,028,764
Net Loss	$(7,262,658)	$(12,638,357)	$(19,019,785)	$(18,725,716)

1 For the three months ended September 30, 2025 $4.1 million of this expense relates to our AD 6 month trial and $0.7 million of this expense relates to our PD Open Label Extension study. The remaining $0.1 million reflects clinical costs not specifically associated with either study.

2 Other segment items included in net loss include insurance expenses, rent expense, information technology expenses, listing/printing fees, warrant commissions and other miscellaneous expenses.

3 Other non-cash income (expense) items includes financing costs from our ELOC and change in fair value of our liability classified warrants.

(12) Subsequent Events

Subsequent to September 30, 2025, the Company sold 0.6 million shares of its common stock pursuant to the ATM through October 9, 2025 for net proceeds of $1.5 million.

On October 10, 2025 the Company entered into a Securities Purchase Agreement, with the purchasers signatory thereto pursuant to which the Company agreed to issue and sell, in a registered direct offering an aggregate of 3,150,000 shares (the “Shares”) of the Company’s common stock, $0.0001 par value per share and pre-funded warrants to purchase up to an aggregate of 850,000 shares of Common Stock (the “Pre-Funded Warrants”). The Shares and the Pre-Funded Warrants are collectively referred to herein as the “Securities.” The offering price of each Share is $1.50 per share. The offering price of each Pre-Funded Warrant is $1.4999 (equal to the offering price per Share, minus $0.0001, the exercise price of each Pre-Funded Warrant). The net proceeds to the Company from the Offering were $5.5 million.

On October 26, 2025, Annovis Bio, Inc. entered into (i) a Securities Purchase Agreement, with the purchasers signatory thereto pursuant to which the Company agreed to issue and sell, in a registered direct offering an aggregate of 597,561 shares of the Company’s common stock, $0.0001 par value per share and (ii) Stock Subscription Agreements (the “Subscription Agreements”) with two members of the Board of Directors of the Company pursuant to which they agree to purchase an aggregate of 1,073,171 shares of Common Stock. An aggregate number of 1,670,732 shares of Common Stock will be issued. The offering price of each Share is $2.05 per share. The net proceeds to the Company from the Offering were $3.1 million.

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

Funding Requirements

We have never been profitable and have incurred net losses since inception. Our accumulated deficit at September 30, 2025 was $153.9 million. We expect to incur losses for the foreseeable future, and we expect these losses to increase as we continue our development of, and seek regulatory approvals for, our product candidates. Because of the numerous risks and uncertainties associated with product development, we are unable to predict the timing or amount of increased expenses or when, or if, we will be able to achieve or maintain profitability.

We do not have sufficient capital on hand to fund our operations for the next 12 months and will need to raise additional capital to meet our obligations as they become due. We believe that our cash and cash equivalents, will be sufficient to fund our operating expenses and capital expenditure requirements until the third quarter of 2026. We will need to raise substantial additional capital to complete the development and commercialization of our product candidates through public or private equity offerings, debt financings, collaboration and licensing arrangements or other financing alternatives. However, there can be no assurance that we will be successful in raising additional capital or that such capital, if available, will be on terms that are acceptable to us. If we are unable to raise sufficient additional capital or defer sufficient operating expenses, we may be compelled to reduce the scope of, or cease, our operations.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2025 and 2024

The following table summarizes the results of our operations for the three months ended September 30, 2025 and 2024:

	Three Months Ended
	September 30,
	2025	2024	Change

	(in thousands)
Operating expenses:
Research and development	$6,291	$2,690	$3,601
General and administrative	1,144	1,698	(554)
Total operating expense	7,435	4,388	3,047
Other income (expense):
Interest income	152	135	17
Other financing costs	—	(524)	524
Change in fair value of warrants	20	(7,862)	7,882
Total other income (expense), net	172	(8,251)	8,423
Net loss	$(7,263)	$(12,639)	$5,376

Research and Development Expenses

Research and development expenses for the three months ended September 30, 2025 were $6.3 million, compared to $2.7 million for the three months ended September 30, 2024. The $3.6 million increase was primarily attributable to $3.5 million of additional costs associated with our AD 6 month trial patients. Of the $6.3 million for the three months ended September 30, 2025 $4.1 million of this expense relates to our AD 6 month trial and $0.7 million of this expense relates to our PD Open Label Extension study. The remaining $1.5 million reflects clinical costs not specifically associated with either study.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2025 were $1.1 million, compared to $1.7 million for the three months ended September 30, 2024. The $0.6 million decrease was primarily attributable to $0.4 million of increased stock listing & transfer fees, driven by the Canaccord Warrants, which occurred in Q3 2024, discussed in footnote 3(a).

Interest Income

Interest income was $0.2 million for the three months ended September 30, 2025, compared to $0.1 million for the three months ended September 30, 2024. The $0.1 million increase was driven by increased cash and cash equivalent balances, as a result of our public offering with ThinkEquity, which closed in February 2025.

Other Financing Costs

There were no other financing costs incurred for the three months ended September 30, 2025, compared to $0.5 million incurred for the three months ended September 30, 2024. The $0.5 million decrease was attributable to the 2024 ELOC financing facility being exhausted prior to the quarter ending September 30, 2025, whereas during the same period during 2024, the facility was active.

Change in Fair Value of Warrants

Change in fair value of warrants was a loss of $0.0 million for the three months ended September 30, 2025, compared to a gain of $7.9 million for the three months ended September 30, 2024. The $7.9 million difference between periods was primarily driven by increased volatility in our stock price during the third quarter of 2024, as compared to the same period during 2025.

Comparison of the Nine Months Ended September 30, 2025 and 2024

The following table summarizes the results of our operations for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended
	September 30,
	2025	2024	Change

	(in thousands)
Operating expenses:
Research and development	$16,465	$14,997	$1,468
General and administrative	3,524	4,963	(1,439)
Total operating expense	19,989	19,960	29
Other income (expense):
Interest income	531	206	325
Other financing costs	—	(1,870)	1,870
Change in fair value of warrants	438	2,899	(2,461)
Total other income, net	969	1,235	(266)
Net loss	$(19,020)	$(18,725)	$(295)

Research and Development Expenses

Research and development expenses for the nine months ended September 30, 2025 were $16.5 million, compared to $15.0 million for the nine months ended September 30, 2024. The $1.5 million increase was primarily attributable to a $1.9 million increase in costs associated with our AD 6 month trial patients and a $1.4 million increase in bioanalytical work. These increases are partially offset by a $1.3 million decrease in clinical material manufacturing costs, which resulted from a large supply of product being released for use in the Phase 3 studies during 2024.

General and Administrative Expenses

General and administrative expenses for the nine months ended September 30, 2025 were $3.5 million, compared to $5.0 million for the nine months ended September 30, 2024. The $1.5 million decrease was due to a $0.7 million decrease in stock-based compensation expense as well as $0.5 million in reduced stock listing and transfer fees.

Interest Income

Interest income was $0.5 million for the nine months ended September 30, 2025, compared to $0.2 million for the nine months ended September 30, 2024. The $0.3 million increase was driven by increased cash and cash equivalent balances, as a result of our public offering with ThinkEquity, which closed in February 2025.

Other Financing Costs

There were no other financing costs incurred for the nine months ended September 30, 2025, compared to $1.9 million incurred for the nine months ended September 30, 2024. The $1.9 million decrease was attributable to the 2024 ELOC financing facility being exhausted prior to the nine month ended September 30, 2025, whereas during the same period during 2024 the facility was active.

Change in Fair Value of Warrants

Change in fair value of warrants was a gain of $0.4 million for the nine months ended September 30, 2025, compared to a gain of $2.9 million for the nine months ended September 30, 2024. The $2.5 million difference between periods was primarily driven by increased volatility in our stock price during the first half of 2024, as compared to the same period during 2025.

Liquidity and Capital Resources

Since our inception in 2008, we have devoted most of our cash resources to research and development and general and administrative activities. We have financed our operations primarily with the proceeds from the sale of common stock and warrants. To date, we have not generated any revenue from the sale of products, and we do not anticipate generating any revenue from the sale of products for the foreseeable future. We have incurred losses and generated negative cash flows from operations since inception. As of September 30, 2025, our principal source of liquidity was our cash and cash equivalents, which totaled $15.3 million. We do not believe that our cash on hand will be sufficient to fund our operations for at least twelve months beyond the date of this filing.

February 2025 ThinkEquity Underwritten Offering

On February 3, 2025, the Company entered into an Underwriting Agreement with ThinkEquity LLC (“ThinkEquity”), with respect to an underwritten public offering of 5.3 million units of the Company, each unit consisting of one share of its common stock, par value $0.0001 per share and one warrant to purchase one share of the Company Stock (the “ThinkEquity Warrants”). The units were priced at $4.00 per unit and the offering resulted in gross proceeds of $21.0 million, before deducting underwriting discounts, fees and other related expenses. Net proceeds from the transaction totaled $19.3 million. The ThinkEquity Warrants have an exercise price of $5.00 per share, are immediately exercisable and expire five years from their date of issuance. The shares of Common Stock and Warrants were issued separately. None of the ThinkEquity Warrants were exercised during the three or nine month ended September 30, 2025.

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

During the three and nine months ended September 30, 2025, the Company sold 0.7 million and 0.8 million shares of common stock, respectively, pursuant to the Distribution Agreement for gross proceeds of $1.7 million and $2.2 million, before commissions.

Cash Flows

The following table provides a summary of our cash flows for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended
	September 30,
	2025	2024

	(in thousands)
Total net cash provided by (used in):
Operating activities	$(16,693)	$(13,609)
Financing activities	21,427	20,491
Net increase in cash and cash equivalents	$4,734	$6,882

Operating Activities

Cash used in operating activities was $16.7 million for the nine months ended September 30, 2025, compared to $13.6 million for the nine months ended September 30, 2024. The $3.1 million increase in cash used in operations was primarily the result of additional cash paid for clinical trials and related expenses, given the planned timing of study costs and related disbursements.

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

Financing Activities

Cash provided by financing activities for the nine months ended September 30, 2025 was $21.4 million and primarily consisted of the $19.3 million of proceeds from our registered offering with ThinkEquity, as well as $2.2 million of proceeds from our ATM facility with OpCo. Cash provided by financing activities for the nine months ended September 30, 2024, was $20.5 million and consisted of $8.0 million from warrant exercises, a combined $3.9 million received from our March registered direct offerings and $8.6 million of proceeds from share issuances under our ELOC Purchase Agreement.

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

Critical Accounting Policies and Significant Judgments and Estimates

The preparation of financial statements in conformity with GAAP requires us to use judgment in making certain estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses in our financial statements and accompanying notes. Critical accounting policies are those that are most important to the portrayal of our financial condition and results of operations and require difficult, subjective and complex judgments by Management in order to make estimates about the effect of matters that are inherently uncertain. During the three-month period ended September 30, 2025, there were no significant changes to our critical accounting policies from those described in our annual financial statements for the 2024 fiscal year, which we included in our Annual Report on Form 10-K for the year ended December 31, 2024.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

This item is not required for smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Management, with the participation of our principal executive officer and principal financial officer, have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2025. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and Management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of September 30, 2025, our disclosure controls and procedures were effective to ensure that the information required to be disclosed in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our Management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended September 30, 2025, none of our directors or "officers," as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, adopted or terminated a Rule 10b5-1 trading plan or arrangement or a non-Rule 10b5-1 trading plan or arrangement, as defined in Item 408(c) of Regulation S-K.

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

Annovis Bio, Inc.

Signature	Title	Date

/s/ Maria Maccecchini	President and Chief Executive Officer (Principal	November 12, 2025
Maria Maccecchini	Executive Officer)

/s/ Mark Guerin	Chief Financial Officer (Principal Financial	November 12, 2025
Mark Guerin	Officer)