Form 10-K
period 2025-12-31
Annovis Bio, Inc.
filed 2026-03-13
CIK 1477845

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025 OR

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
Emerging growth company ☐

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

As of June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $36,076,450 based on the closing sale price as reported on the NYSE.

The number of shares of the issuer’s common stock outstanding as of March 12, 2026, was 28,355,262.

Documents Incorporated by Reference

Certain portions, as expressly described in this report, of the registrant’s proxy statement for the 2026 Annual Meeting of the Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

You should refer to Part I, Item 1A “Risk Factors” of this Annual Report on Form 10-K for a discussion of important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. As a result of the risks, uncertainties and assumptions described under “Risk Factors” and elsewhere, we cannot assure you that the forward-looking statements in this Annual Report on Form 10-K will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame, or at all.

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

●	As a result of our history of operating losses and accumulated deficit, there is substantial doubt on our ability to continue as a going concern and therefore, an increased risk associated with an investment in our company.
●	Our auditor’s opinion on our audited financial statements for the year ended December 31, 2025, includes an explanatory paragraph relating to our ability to continue as a going concern.
●	We have incurred significant net losses since inception and anticipate that we will continue to incur net losses for the foreseeable future and may never achieve or maintain profitability.
●	We will require substantial additional capital to fund our operations, and if we fail to obtain necessary funding, we may not be able to complete the development and commercialization of our product candidates.
●	We have limited operating history and no history of commercializing pharmaceutical products.
●	Unstable market and economic conditions may have serious adverse consequences on our business, financial condition and stock price.
●	We are heavily dependent on the success of buntanetap, our most advanced product candidate, which is still under clinical development, and if this drug does not receive regulatory approval or is not successfully commercialized, our business will be materially harmed.
●	We have concentrated our research and development efforts on the treatment of Alzheimer’s disease (“AD”) and Parkinson’s disease (“PD”), diseases that have historically seen limited success in drug development. Further, buntanetap is based on a novel approach to treating AD and PD, which makes it difficult to predict the time and cost of development and, subsequently, obtaining regulatory approval.
●	If we are not successful in discovering, developing, and commercializing additional product candidates, our ability to expand our business and achieve our strategic objectives may be impaired.
●	Clinical trials, including the enrollment and retention of patients, are expensive, time-consuming, difficult to design and implement, and involve an uncertain outcome(s).
●	The regulatory approval processes of the U.S. Food and Drug Administration (“FDA”) and comparable foreign authorities are lengthy, time-consuming and inherently unpredictable, and if we are ultimately unable to obtain regulatory approval for buntanetap or any other product candidates, our business will be substantially harmed.
●	Results of preclinical studies, early clinical trials or analyses may not be indicative of results obtained in later trials. Interim “top-line” and preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are further subject to audit and verification procedures that could result in material changes in the final data. Furthermore, undue reliance on interim analyses may be detrimental to our long-term clinical development plans, which could harm our business, operating results, prospects or financial condition.

●	Our product candidates may cause serious adverse events or undesirable side effects, which may delay or prevent marketing approval, or, if approved, require them to be taken off the market, require them to include safety warnings or otherwise limit their sales.
●	The market opportunities for buntanetap or any other product candidates, if approved, may be smaller than we anticipate, which could adversely affect our business, financial condition and results of operations.
●	Even if we obtain regulatory approval for buntanetap or any of our product candidates, we will still face extensive and ongoing regulatory requirements and obligations.
●	We face significant competition from other biotechnology and pharmaceutical companies, and our operating results will suffer if we fail to compete effectively.
●	The successful commercialization of buntanetap and any other product candidates we develop will depend in part on market acceptance; the extent to which governmental authorities and health insurers establish adequate coverage, reimbursement levels, and pricing policies; and our sales, marketing and distribution capabilities.
●	A variety of risks associated with operating internationally could materially adversely affect our business.
●	We currently rely on third parties for the production of clinical supply of buntanetap and for the conduct, supervision and monitoring of our clinical trials. If those third parties do not successfully carry out their contractual duties, or if they perform in an unsatisfactory manner or do not comply with regulatory standards and requirements, it may harm our business.
●	Changes in methods of product candidate manufacturing or formulation may result in additional costs or delays.
●	Enacted and future healthcare and other legislation may increase the difficulty and cost for us to obtain marketing approval of and commercialize our product candidates, if approved, and increase the liabilities to which we may become subject, as well as affect the prices we may set or the manner in which we conduct and plan to conduct our business.
●	If we are unable to obtain, maintain and enforce patent or other intellectual property protection for buntanetap or any future product candidates or technology, or if the scope of the patent protection obtained is not sufficiently broad, our competitors or other third parties could develop and commercialize products similar or identical to ours, our ability to successfully commercialize buntanetap or any future product candidates may be adversely affected and we may not be able to compete effectively in our markets.
●	We may be subject to claims challenging the inventorship of our patents and other intellectual property. We may additionally become subject to third parties’ claims alleging infringement of their patents and proprietary rights, or we may need to become involved in lawsuits to protect or enforce our patents, which could be costly, time-consuming, delay or prevent the development and commercialization of our product candidates or put our patents and other proprietary rights at risk.
●	The cash and cash equivalents that we use to meet our working capital and operating expenses are held in deposit accounts at two financial institutions. If one or both financial institutions fail, our deposit accounts could be adversely affected due to the loss of or delay in obtaining access to all or a portion of our uninsured funds.
●	The market price of our common stock has been volatile and fluctuated substantially in the past and may continue to experience volatility and substantial fluctuations in the future, which could result in substantial losses for purchasers of our common stock.
●	We have been subject to securities class action litigation in the past and could be subject to such litigation in the future.

PART I

Item 1. Business.

Our Company

We are a late-stage clinical drug platform company addressing neurodegeneration, such as Alzheimer’s disease (“AD”) and Parkinson’s disease (“PD”). We are developing our lead product candidate, buntanetap, which is designed to address AD, PD, and potentially other chronic neurodegenerative diseases. Buntanetap is a synthetically produced small molecule, orally administered, brain penetrant compound. In several studies, buntanetap was observed to inhibit the synthesis of neurotoxic proteins — APP/Aβ (“APP”), tau/phospho-tau (“tau”), α-Synuclein (“αSYN”) and TDP43 — that are some of the main causes of neurodegeneration. High levels of neurotoxic proteins lead to reduced axonal transport, which is responsible for communication between and within nerve cells. When that communication is compromised, the immune system is activated and attacks the nerve cells, eventually killing them. We have observed in our completed clinical studies in AD and PD patients and pre-clinical studies in mice and rats that buntanetap lowered neurotoxic protein levels leading to improved axonal transport, reduced inflammation, lower nerve cell death and improved affected function.

Currently we are conducting two clinical studies – a pivotal Phase 3 study in early AD (“Phase 3 AD Trial”) (NCT06709014) and an open-label extension (“OLE”) study in PD (NCT07284784), and we plan for a third study in Parkinson’s disease dementia (“PDD”).

In February of 2025, we initiated the FDA-cleared pivotal Phase 3 AD Trial: a randomized, double-blind, placebo-controlled, multicenter Phase 3 study in 760 early AD patients. The trial investigates buntanetap and consists of two parts: a 6-month treatment period aimed at confirming buntanetap’s symptomatic efficacy, followed by an additional 12 months of treatment to show potential disease-modifying efficacy at 18 months. After the 6-month treatment period has been completed, patients will continue to be blinded for an additional 12 months. If well-designed and well-executed, the symptomatic portion of the trial may be sufficient to support a New Drug Application (“NDA”) filing, potentially within one year of the 6-month treatment period completion. A similar pathway could be available after 18 months, where a second NDA for disease modification may be supportable with a well-designed and well-executed long-term portion of the trial.

This pivotal Phase 3 AD Trial will utilize standard clinical outcome measures including Alzheimer’s Disease Assessment Scale-Cognitive Subscale 13 (“ADAS-Cog13”) and Alzheimer’s Disease Cooperative Study-Instrumental Activities of Daily Living Scale (“ADCS-iADL”). Volumetric MRI imaging and certain plasma biomarkers will also be assessed, including p-tau217 levels, leveraging recent biomarker assay advances in AD to better diagnose Alzheimer’s patients and disease progression.

In January of 2026, we began an OLE study to evaluate the long-term safety and efficacy of buntanetap in PD patients. The study aims to enroll 500 patients, who will be treated with buntanetap for 36 months or until buntanetap is on the market. The patient population consists of two cohorts: cohort 1 with invited participants from prior clinical studies and cohort 2 with patients who did not take part in earlier trials but have been receiving deep brain stimulation (“DBS”) for at least 12 months following successful surgery. The OLE PD study represents an important step toward a future NDA submission by helping meet the FDA patient exposure requirements.

In 2025, we further discussed a study in PDD with the FDA. After showing that the amyloid-positive PD population with the Mini Mental State Examination (“MMSE”) score above 20 responds exceptionally well to our drug, buntanetap, we received approval to proceed. We are refining the proposed protocol for the PDD program and will initiate the study contingent on additional funding.

To date, we have concluded 12 clinical studies, most of which were in healthy volunteers to assess safety, food effect, pharmacokinetics (“PK”), distribution, etc. The most important clinical studies are described below:

In 2021, we completed two Phase 1/2 clinical studies: one in 14 early AD patients and one in 54 early PD patients (together, the “AD/PD Trials”). In the AD/PD Trials, early AD patients were defined as those with a MMSE score between 19 and 28 and early PD patients as those at Hoehn & Yahr stages 1, 2 or 3. MMSE is a brief screening instrument used to assess cognitive function, with total scores ranging from 0 to 30 and a lower score indicating greater disease severity, while the Hoehn & Yahr scale is a medical assessment used to measure staging of the functional disability associated with PD where a higher stage indicates greater disease severity. In collaboration with the Alzheimer’s Disease Cooperative Study (“ADCS”), we also conducted a trial in 16 early AD patients (the “ADCS Trial”). In the ADCS Trial, early AD patients were defined as those patients with a MMSE score between 19 and 28. At the completion of the ADCS Trial, the data showed that buntanetap acts as a translational inhibitor in humans just like in animals, and we further observed that there was statistical improvement in cognition in early AD patients, just like in the AD/PD Trials.

All three clinical trials above were double-blind and placebo-controlled. We designed the studies by applying our understanding of the underlying neurodegenerative disease states and measured both target and pathway validation in the spinal fluid of patients to determine whether patients’ underlying disease condition improved following treatment. In addition to meeting their primary endpoints of safety and tolerability and secondary endpoint of PK of buntanetap, our AD/PD Trials also met exploratory endpoints of measures of biomarkers and improvements in cognition in AD patients as well as function in PD patients. We believe that the AD/PD Trials represent the first double-blind, placebo-controlled study that showed improvements in AD patients, as measured by ADAS-Cog and in PD patients, as measured by Unified Parkinson’s Disease Rating Scale (“MDS-UPDRS” or “UPDRS”). ADAS-Cog is an assessment scale that measures cognitive functions and non-cognitive functions such as mood and behavior. More specifically, ADAS-Cog11 is the cognitive assessment scale used to measure areas commonly seen to decline in AD patients. It consists of 11 specific tasks such as word recall, comprehension, object-naming, etc., in order to produce a scale measurement. UPDRS Part II and III are composed of a 42-item rating scale designed to assess PD-related disability and impairment and also evaluate the activities of daily living and motor function.

Following completion of the AD/PD Trials, we submitted our data to the FDA and requested direction to further pursue the development of buntanetap in early PD patients. With the FDA’s guidance, we initiated a Phase 3 study in early PD patients in August 2022 (the “Phase 3 PD Trial”). In the Phase 3 PD Trial, early PD patients were defined as those at Hoehn & Yahr stages 1, 2 or 3 and OFF times of less than two hours per day. OFF time refers to periods when PD motor and/or non-motor symptoms occur between medication doses. We also submitted a proposed protocol for the treatment of moderate AD to the FDA, and after receiving permission to proceed, we initiated a Phase 2/3 study in mild to moderate AD patients in February 2023 (“Phase 2/3 AD Trial”). In the Phase 2/3 AD Trial, mild to moderate AD patients were defined as those with a MMSE score between 14 and 24. Our Phase 3 PD Trial and Phase 2/3 AD Trial each had built-in interim analyses.

Our Phase 3 PD Trial was completed on December 4, 2023, and we released the topline PD study efficacy data on July 2, 2024. The study data showed that in two subgroups, buntanetap improved UPDRS Part II, III, II+III and total. It also showed that in the entire intent to treat (“ITT”) population, buntanetap stopped the loss of cognition and that in the 12% of patients that already had cognitive issues, buntanetap improved cognition in a dose-dependent, statistically significant way. We asked the FDA for a Type C meeting to discuss the data and the continued development of buntanetap for Lewy body dementia. In response, we received a letter from the FDA saying that because Lewy body dementia is a challenging disease to treat and because there are no accepted end-points, they would like to discuss the two conditions — dementia with Lewy bodies and PDD — separately and independently. However, the FDA did approve a protocol for an OLE study in PD patients, consisting of two cohorts: cohort 1 with invited participants from prior clinical studies and cohort 2 with patients who did not take part in earlier trials but have been receiving DBS for at least 12 months following successful surgery.

Our Phase 2/3 AD Trial was completed on February 13, 2024, and on April 29, 2024, we announced topline efficacy data. The data showed that in early AD patients, buntanetap improved ADAS-Cog11 in a dose-dependent fashion and was statistically significant from placebo and from baseline.

On October 10, 2024, we met with the FDA in an end-of-phase 2 meeting to discuss the Phase 2/3 AD data and to agree on a regulatory path forward. Annovis and the FDA have aligned on a development path for buntanetap towards the filing of NDAs, one for short-term and one for long-term efficacy. During the end-of-phase 2 meeting for AD, the FDA raised no concerns with our data on buntanetap’s safety, including impact on liver enzymes, drug interactions, dose selection, PK and population PK. Further, the FDA confirmed that future development can proceed using the new crystal form of buntanetap.

We believe that we are the only company developing a drug for AD and PD that inhibits more than one neurotoxic protein and has a mechanism of action designed to restore nerve cell axonal and synaptic activity. By improving brain function, our goal is to treat memory loss and dementia associated with AD, as well as body and brain function issues associated with PD. Based on preclinical and clinical data collected to date, we believe that buntanetap has the potential to be the first drug to interfere with the underlying mechanism of neurodegeneration, potentially enabling buntanetap to be the only drug to improve cognition in AD and motor function in PD. The industry has historically encountered challenges in specifically targeting one neurotoxic protein, be it APP, tau or αSYN, indicating that doing so does not change the underlying course of neurodegeneration. Our ultimate goal is to develop a disease modifying drug (“DMD”) for patients with neurodegeneration by leveraging our clinical and preclinical data, which shows inhibition of the most relevant neurotoxic proteins. Studies have found that AD and PD are the most common neurodegenerative diseases in the United States, and accordingly these diseases present two unmet needs of the aging population and two potentially large U.S. markets, when DMD is developed and approved.

Our leadership team has substantial experience and extensive industry knowledge and has been successful with respect to meeting clinical timelines, enrollment progression and data readouts.

Company Leadership

Maria L. Maccecchini, Founder, President and Chief Executive Officer, founded Annovis in May 2008 to develop improved therapeutics for neurodegeneration. She was previously the Founder and Chief Executive Officer of Symphony Pharmaceuticals, a biotech company that was sold to Transgenomic in 2001. Prior, she was the General Manager of Bachem Bioscience, the U.S. subsidiary of Bachem AG, Switzerland. Dr. Maccecchini completed one postdoc at Caltech and another at the Roche Institute of Immunology. Her Ph.D. in biochemistry is from the Biocenter of Basel with a two-year visiting fellowship at The Rockefeller University.

Mark Guerin, Chief Financial Officer, is a financial executive and leader with demonstrated expertise leading accounting, finance, human resources and IT activities in publicly-traded and venture-backed companies. He effectively directed, managed and performed a full scope of finance functions including public offerings, rights offering, registered direct offerings and more. Most recently, he worked as Chief Financial Officer at Onconova Therapeutics, now known as Traws Pharma, Inc. (Nasdaq: TRAW), where he supported several critical financing transactions, including a rights offering, public offerings, registered direct offerings and at-the-market offerings. Prior, he served as Vice President of Finance and Chief Financing Officer at Cardiokine, Inc. and as Director, Financial Reporting and Internal Controls at Barrier Therapeutics, Inc.

Cheng Fang, Senior Vice President, Research and Development, has broad scientific knowledge and over a decade of experience working in the field of neurodegenerative diseases. She previously worked at Clarivate Analytics and the Cornell Institute for Medical Research. As a Research Assistant Professor at Boston University, she designed projects that addressed prion diseases and AD. Dr. Fang has a Ph.D. in biology and neuroscience from Pennsylvania State University. She also holds a B.S. in biopharmaceutics from Nanjing University.

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

Sarah MacCallum joined the Company as Senior Clinical Project Manager in 2023. She was promoted to Director of Clinical Operations in 2024 and currently supports all clinical trial activities. She is an experienced Clinical Project Manager and Registered Nurse, who has spent over a decade building skills in clinical research on a foundation of direct patient care. Her clinical trial background includes neuro-oncology, breast and bowel cancer, cardiology, pediatric organ transplant and neuromuscular disorders. She has worked at the site, contract research organizations (“CRO”) and sponsor levels in various roles before joining the team as Senior Clinical Project Manager for Clinical Operations. Sarah received her B.S. in Nursing from Saint Louis University and a B.A. in English from The Ohio State University.

Mike Christie, Vice President, Process Chemistry, has spent over 40 years working in the pharmaceutical industry, with a focus on process chemistry research and development, pilot plant production and good manufacturing practice (“cGMP”) operations. He has held senior management positions in both large (SmithKline, Rhodia, Teva) and mid-size (Cephalon) companies, as well as being the founder of a company providing contract process research and development services (later acquired by ChiRex). Dr. Christie is co-author or co-inventor on several publications and patents. He earned his B.S. in chemistry from the University of Michigan and his Ph.D. from MIT.

Mechanism of Action

Our lead drug candidate, buntanetap, is designed as an oral translational inhibitor of neurotoxic aggregating proteins such as APP, tau and αSYN. To understand how buntanetap can potentially inhibit translation, we undertook two complementary approaches: a macro approach to examine all proteins in the cell whose translation is affected by buntanetap and a micro approach to study the mechanism of action using molecular biology, to understand and validate the binding and function.

First, a non-biased proteomics approach was applied to explore what proteins in the total protein universe were specifically downregulated by buntanetap. We have observed that, in addition to the proteins already known to be reduced by buntanetap, other neurotoxic aggregating proteins - huntingtin protein (“HTT”) and TDP43 - were downregulated as well.

A detailed analysis of the reduction of these protein levels was conducted in five different laboratories using multiple methodologies. The results observed in the analysis revealed that the mRNAs of these proteins have a special region, an atypical stem loop, which is preserved and responsible for their translation. When this region is bound to an RNA binding protein, the mRNA is not translated. When this region is free, the mRNA is translated. In neurodegenerative conditions, the mRNA coding for these neurotoxic proteins is over-translated, produces high levels of these proteins and causes them to become toxic. Buntanetap was observed to specifically increase the affinity between this special region and the RNA binding protein, preventing the mRNA from being released and translated.

The process outlined above leads to lower translation, lower levels of neurotoxic proteins and less toxicity in the brain. By preventing the overexpression of these neurotoxic proteins, buntanetap is designed to reverse the downstream toxic cascade that leads to neurodegeneration and reinstates homeostasis.

The following illustration visually depicts the mechanism of action of buntanetap:

MOA; Chen XQ et al. Pharmaceutics 09-2021 Iron and Neurodegeneration; Wong f. et al. Frontiers Aging Neuroscience; 03-2022

The special region in the mRNA is a 5’UTR iron responsive element (“IRE”) present in all mRNAs of neurotoxic aggregating proteins. The RNA binding protein is the Iron Regulatory Protein-1 (“IRP1”) that specifically binds the IREs of neurotoxic aggregating proteins.

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

Pipeline

Our pipeline consists of: buntanetap for chronic neurodegeneration - including AD, PD and PDD - as well as within certain combination therapies summarized below; ANVS405 for acute neurodegeneration; and ANVS301 for advanced AD.

Pipeline

Buntanetap
Indication
Pre-clinical
IND
Phase 1
Phase 2
Phase 3
Alzheimer's disease (AD)
Parkinson's disease (PD)
Parkinson's disease dementia (PDD)
Combination therapies
Buntanetap + Trulicity®
Buntanetap + Viagra
Buntanetap + [Trulicity® + Viagra]
ANVS 405
Traumatic Brain Injury (TBI)
Stroke
ANVS 301
Advanced AD

Buntanetap

Our lead product candidate, buntanetap, is an orally administered drug being developed for chronic indications such as AD and PD. Buntanetap has been observed to improve axonal transport in these diseases in preclinical studies by inhibiting the overproduction of neurotoxic proteins that kill nerve cells. In Phase 2/3 early AD patients, we have seen a statistically significant improvement in ADAS-Cog. In Phase 3 PD patients, we have seen statistically significant improvement in cognition in the ITT population, as well as in UPDRS scores for a per protocol population. The drug has further demonstrated improvements of cognition, including memory and learning, in AD mice, as well as movement, including colonic motility and grip strength, in PD mice. Buntanetap was tested in three Phase 1 clinical studies that showed it to be well tolerated. This safety data is applicable to the clinical development of buntanetap for AD, PD, and potentially other chronic neurodegenerative diseases.

Below is a summary depiction of our previously completed clinical studies of buntanetap. To date, over 1,200 human patients have been treated in the clinic and the drug has consistently shown to be well tolerated with minimal side effects:

We believe that buntanetap has the potential to be the only drug to improve both cognition in AD patients and motor function in PD patients.

ANVS405

ANVS405 is an intravenous drug being developed for acute indications and focused on protecting the brain after TBI and/or stroke. ANVS405 is the same compound as buntanetap, given in cases of acute head and brain trauma. In prior animal studies, ANVS405 was given to rats intravenously after TBI to determine whether ANVS405 would reach the brain in less than 15 minutes, as opposed to 1.5 hours if given orally. TBI rats that were treated with ANVS405 after the injury exhibited enhanced memory and learning and lower microglia activation, a measure of inflammation. The program has previously been funded by a grant from the U.S. Army and has since been completed. We therefore plan to seek additional grant funding to further the development of ANVS405 for acute indications of brain and nerve trauma. If and when we receive such sufficient funding, we plan to conduct a follow-on study to evaluate the effect of ANVS405 administered to TBI rats at various intervals post-injury to determine how long after a TBI a patient can effectively be treated. Our plan is to seek further funding to conduct the toxicology and PK studies in animals, file the Investigational New Drug application (“IND”), conduct the safety and PK studies in humans and later, continue with Phase 2 and Phase 3 efficacy studies.

ANVS301

ANVS301 is an orally administered drug being developed to increase cognitive capability in later stages of AD and dementia. ANVS301 was observed to improve memory and learning in rats of an advanced age by lowering the number of errors from six to three and shortening run times from approximately 75 to approximately 28 seconds. ANVS301 previously finished a single ascending dose Phase 1 clinical trial that was conducted and financed by the National Institute of Health (“NIH”).

Ongoing and Planned Clinical Trials of Buntanetap

Ongoing Pivotal Study for AD

Development of buntanetap for AD includes the recently initiated pivotal Phase 3 study in 760 early AD patients. This study was designed to include both a 6-month treatment window to demonstrate symptomatic efficacy, followed by a 12-month extension that will allow the study to achieve an 18-month treatment window that may demonstrate disease-modifying effects. We also expect future development to include an OLE study for AD.

In February of 2025, we initiated the Phase 3 AD Trial of buntanetap in 760 early AD patients with 380 dosed and 380 placebo patients. The Phase 3 AD Trial is a double-blind, placebo-controlled efficacy study which treats early AD patients. The inclusion criteria for early AD is the MMSE score of 20 to 28 and the disease diagnosis according to National Institute on Aging (“NIA”) and NIA and the Alzheimer’s Association (“NIA-AA”) criteria. Patients participating in the trial are aged 55-85, have a study partner, are of non-child-bearing age or agree to effective contraception, and have no evidence of suicidal ideation. Additionally, for the Phase 3 AD Trial we are incorporating a new biomarker-based inclusion criteria for a positive reading of p-tau217 levels in plasma.

The p-tau217, a phosphorylated form of the tau protein, has been recognized by the FDA as an acceptable early detection biomarker for AD. The trial is conducted at 83 sites in the United States.

Patients participating in the trial can remain on any drugs they regularly take, whether for AD or for other conditions, as long as they are stable on such medication, with the exception of approved monoclonal antibodies lecanemab (Leqembi®) and donanemab (KisunlaTM). Patients with uncontrolled diabetes, cardiovascular issues or seizures, patients with clinically significant abnormal laboratory values, patients with cancer within the last year and patients suffering from alcohol or substance abuse are excluded from participating.

Patients are randomly assigned to receive either 30 mg of buntanetap or placebo, once per day. Patients visit the clinic for first-time dosing, followed by an at home dosing period of 24/72 weeks. As described above, the study plan calls for opening the blind to a select group of individuals who will analyze the data after the 24-week treatment window, in order to evaluate 6-month efficacy of buntanetap. Study participants will remain blinded and will continue participation for an additional 48 weeks so that buntanetap’s disease-modifying efficacy can be evaluated over a total of 18 months.

Below is a visual depiction of the development path and study design for the active Phase 3 AD program:

We expect the 6-month symptomatic component of the combined AD trial to read-out in the second half of 2026. The 18-month disease modifying component is expected to read out in the second half of 2027.

Ongoing Open Label Extension for PD

After receiving permission from the FDA to conduct a 3-year OLE in PD patients, we initiated the study in November 2025. The OLE is designed to evaluate the long-term safety and efficacy of buntanetap and to measure its sustained benefits on both motor and cognitive functions. Furthermore, during the study we will collect biomarker data that will help us deepen our understanding of buntanetap’s potential as a disease-modifying treatment.

Planned Pivotal Study for PDD

As mentioned above, we proposed a pivotal Phase 3 trial for PDD to the FDA. In the previous Phase 3 PD Trial, buntanetap showed statistically significant improvement in MDS-UPDRS Part II, III, IV, total and MMSE in a per protocol subgroup population. Interestingly, it prevented worsening of cognition in the entire ITT population and showed highly statistical improvement in cognition in the cognitively impaired PD patients. Given the strong cognition data, we asked the FDA for approval to conduct a study in PDD, which was approved. We are refining the proposed protocol for the PDD program and will initiate the study contingent on additional funding.

Summary of All Performed Clinical Studies

Phase 3 PD Trial

In August 2022, we initiated a Phase 3 PD Trial of buntanetap in 450 early PD patients, which were separated into three cohorts of 150 patients. The Phase 3 PD Trial was conducted at 53 sites in the United States and 49 sites in the EU. The Phase 3 PD Trial was a double-blind, placebo-controlled efficacy study which treated participants with early PD over the duration of 6 months. The inclusion criteria for early PD included: stages of Hoehn & Yahr 1, 2 and 3 with less than 2 hours of OFF time; MMSE score of 22 to 30. Patients participating in the trial were age 40-85, were of non-child-bearing age or agreed to effective contraception and had no evidence of suicidal ideation. Patients participating in the trial were permitted to remain on any drugs they regularly took, whether for PD or for other conditions, as long as were stable on such medication. Patients with uncontrolled diabetes, cardiovascular issues or seizures, patients with clinically significant abnormal laboratory values, patients with cancer within the last year and patients suffering from alcohol or substance abuse were excluded from the trial. Patients were randomly assigned to receive either 10 or 20 mg of buntanetap or placebo, once per day. Patients visit the clinic for the first-time dosing in clinic, followed by an at home dosing period of 6 months. The study plan incorporated an interim analysis at two months, the results of which were disclosed by the Company on March 31, 2023. Based on the results of the interim analysis, we proceeded with the Phase 3 PD Trial as planned in accordance with the previously established protocol.

The Phase 3 PD Trial’s primary endpoints were evaluated using MDS-UPDRS Part II and III. Specifically, the FDA requested two co-primary endpoints to have an objective primary endpoint (MDS-UPDRS Part III, motor function) and a subjective primary endpoint (MDS-UPDRS Part II, activities of daily living). Together, these co-primary endpoints were intended to provide a more complete picture of the study and treatment results. The secondary endpoints were evaluated using the following measures: the MDS-UPDRS total score, which included the Part II and III measures as well as mentation, behavior, mood symptoms and complications of dopaminergic therapy; the participant global impression of change (“PGIC”), a participant-reported outcome, which reported how a patient’s condition has changed compared to their condition at the beginning of treatment; and the Change on Clinical Global Impression of Severity (“CGIS”), which measured the severity of movement impairment as assessed by a site rater.

The study was completed on December 4, 2023, and the topline Phase 3 PD Trial efficacy data were released on July 2, 2024. The data showed that in two subgroups buntanetap improved UPDRS Part II, III, II+III and total score. It also showed that in the entire ITT population, buntanetap stopped the loss of cognition and that in the 12% of patients with cognitive impairments, buntanetap improved cognition in a dose-dependent, statistically significant manner.

Phase 2/3 AD Trial

In February 2023, we initiated a Phase 2/3 AD Trial of buntanetap in 320 mild to moderate AD patients, which were separated into four cohorts of 80 patients. The Phase 2/3 AD Trial was conducted at 64 sites in the United States. The Phase 2/3 AD Trial was a double-blind, placebo-controlled efficacy study which treated patients with mild to moderate AD over the duration of 3 months. The inclusion criteria for mild to moderate AD was the MMSE score of 14 to 24. Patients participating in the trial were age 55-85, had a study partner, were of non-child-bearing age or agreed to effective contraception, and had no evidence of suicidal ideation. Patients participating in the trial were permitted to remain on any drugs they took regularly, whether for AD or for other conditions, as long as they were stable on such medication. Patients with uncontrolled diabetes, cardiovascular issues or seizures, clinically significant abnormal laboratory values, cancer within the last year and those suffering from alcohol or substance abuse were excluded from participating.

Patients were randomly assigned to receive either 7.5, 15 or 30 mg of buntanetap or placebo, once per day. Patients visited the clinic for the first-time dosing in clinic, followed by an at home dosing period of 3 months. The study plan incorporated an interim analysis at six weeks, the results of which were disclosed on October 23, 2023. Similar to above for the Phase 3 PD Trial, we proceeded with the remaining part of the AD study as planned after the interim analysis.

The co-primary endpoints of the Phase 2/3 AD Trial were evaluated using the following measures: ADAS-Cog11 and ADCS-Clinical Global Impression of Change (“ADCS-CGIC”), which focuses on clinicians’ observations of change in the patient’s cognitive, functional and behavioral performance since the beginning of a trial. The FDA requested the inclusion of two co-primary endpoints to have an objective primary endpoint (ADAS-Cog, cognition) and a subjective primary endpoint (ADCS-CGIC, activities of daily living). Together, these co-primary endpoints were intended to provide a more complete picture of the study and treatment results. The secondary endpoints were evaluated using the following measures: the ADCS-ADL, which measures 6 basic activities of daily living items, including basic self-care tasks such as feeding, mobility and bathing, and 17 instrumental activities of daily living items, which include a broad range of activities based on cultural norms and gender roles; MMSE; and the digital symbol substitution test (“DSST”), which asks individuals to record associations between different symbols and numbers within time limits to assess cognition.

The Phase 2/3 AD Trial was completed on February 13, 2024, and on April 29, 2024, we announced topline efficacy data. The data showed that in a subgroup of early AD patients, buntanetap improved ADAS-Cog11 in a dose-dependent fashion and was statistically significant from placebo and from baseline.

On October 10, 2024, the Company met with the FDA in an end-of-phase 2 meeting to discuss its Phase 2/3 AD data and to agree on a regulatory path forward. Annovis and the FDA have now aligned on a development path for buntanetap towards the filing of NDAs, one for short-term and one for long-term efficacy. The Phase 3 program investigates buntanetap in patients with early AD and will consist of one study that first incorporates a 6-month study period aimed at confirming buntanetap’s symptomatic effects and later moving into an 18-month study period designed to demonstrate potential disease-modifying effects. While the overall study will last for the entire 18 months, the completion of the first 6-month treatment period, if well-designed and well-executed, may be sufficient to support an NDA filing, potentially within one year of the study’s initiation.

During the end-of-phase 2 meeting, the FDA raised no concerns with the Company’s data on buntanetap’s safety, including liver enzymes, drug interactions, dose selection, PK, population PK, and confirmed that development can proceed using the new crystal form of buntanetap.

Phase 1/2 AD/PD Trials

In 2021, we completed a Phase 1/2 clinical trial of buntanetap in 14 early AD and 54 early PD patients (the “AD/PD Trials”) which were conducted at 12 clinical sites in the United States. The AD/PD Trials were double-blind, placebo-controlled studies which treated mild to moderate AD and early PD patients for 25 +/- 2 days. The inclusion criteria for the AD portion of the AD/PD Trials were MMSE 18-28 and age 45 and older. For the PD portion of the AD/PD Trials, inclusion criteria were MMSE 18-30, age 45 and older and Hoehn & Yahr 1, 2 or 3. Patients participating in the trial were of non-child-bearing age or agreed to effective contraception and had no evidence of suicidal ideation. Patients participating in the trial could remain on any drugs they regularly took, whether for PD, for AD or for other conditions, as long as they were stable on such medication. Patients with uncontrolled diabetes, cardiovascular issues or seizures, patients with clinically significant abnormal laboratory values, patients who had cancer within the prior year and patients who suffered from alcohol or substance abuse were excluded from the trial.

The AD/PD Trials were designed to assess the safety, tolerability and PK of buntanetap. The studies met their primary endpoints of safety and tolerability, as measured by the percentage of patients with treatment-emergent adverse events in the buntanetap treatment arms as compared to the placebo groups, and secondary endpoint of PK of buntanetap, as measured by the concentration of buntanetap in plasma. The studies also met exploratory endpoints of measures of biomarkers related to neurotoxic protein cascade, and improvements in cognition in AD patients and function in PD patients. We believe the AD/PD Trials were the first double-blind, placebo-controlled studies that showed improvements in AD patients as measured by ADAS-Cog and in PD patients as measured by UPDRS.

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

We observed that buntanetap administration for 25 days lowered secreted APP α and β as well as total-tau and phosphorylated-tau levels in AD patients, and αSYN levels in PD patients. APP and its downstream products and tau are the neurotoxic proteins involved in AD, while αSYN is the primary neurotoxic culprit of PD.

Cerebrospinal fluid (“CSF”) was extracted before starting the study at baseline and at time 0 to 6 hours at the end of the study in both placebo and buntanetap treated patients. The values from time 0 to 6 hours were pooled to lower variability and the placebo values were deducted from the treated values. In all but one case, Aβ42, we saw that the levels in buntanetap treated patients were lower than in placebo patients. With respect to Ab42, we observed that levels were slightly higher, which is consistent with our hypothesis that Aβ42 levels are lower in advanced AD and higher in early AD. We believe that higher Aβ42 levels we observed suggest that the course of AD was reversed and the patients improved. Again, CSF was extracted at baseline and for 6 hours after the study and the values of the placebo patients were subtracted from the buntanetap treated patients. We observed that inflammatory markers were generally reduced in both patient populations.

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

In PD, we pooled the original 14 PD patients with the additional 40 PD patients and looked at the MDS-UPDRS and WAIS coding tests to evaluate buntanetap’s effects on PD patients’ mobility and functionality. The 54 PD patients received doses of either 5, 10, 20, 40 or 80 mg buntanetap treatment or placebo, once per day. We observed a statistically significant improvement in UPDRS Part II, III and IV individually. Specifically, Part III of the MDS-UPDRS measures the motor functions and has long been used as a standard to assess drugs’ effects on patients’ mobility.

We combined the two best doses, 10 and 20 mgs, and all doses, and saw an improvement of 3.6 (16.4%) for 10 and 20 mg, and of 2.4 (13.3%) for all doses combined compared to baseline. In the WAIS coding test, PD patients showed a statistically significant improvement both from baseline (17.1% for 10+20 mg; 13.3% for all doses combined) and from placebo (27.1% for 10+20 mg; 23.3% for all doses combined).

Axonal Transport in Human Nerve Cells

When the information highway of a nerve cell slows down, the nerve cell is unable to properly communicate with other nerve cells, internal organs and the periphery and it gets sick and dies.

The transfer of information in a nerve cell is called axonal transport. Axonal transport is responsible for:

●	neurotransmitters GABA (anxiety), ACh (cognition), dopamine (movement), serotonin (mood);
●	neurotrophic factors NGF, BDNF; and

●	all communication within and between nerve cells.

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

TBI Study in Rats

TBI causes severe cognitive and neurological impairment, which can incapacitate the patient, reduce quality of life, and increase the risk of morbidity and mortality. TBI is known to increase the risk for neurodegenerative disorders such as AD and PD. Several studies have analyzed changes in the brain after TBI and identified up-regulation of neurotoxic proteins, such as APP, tau and αSYN.

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

Potential Markets for our Lead Drug Candidate

With there being a very large potential market for neurodegenerative diseases, most pharma companies have a program studying some aspects of nerve and brain degeneration. Some newer approaches target tau, whose expression is more closely associated with cognitive decline. Similarly, for PD, several companies are trying to inhibit αSYN. So far, we believe that generally, neither drugs attacking tau nor αSYN have shown positive results. Hence there is a substantial need for a new and different disease-modifying strategy. There is more than one neurotoxic protein in the brain of AD and of PD patients, and the same neurotoxic proteins are involved in the pathogenesis of AD and PD.

A significant portion of AD patients’ brains display mixed PD pathology and vice versa. Therefore, just attacking one of these proteins may result in no or lower efficacy than attacking them all. To prove that this approach is possible, we are studying the effects of buntanetap on the levels of several neurotoxic proteins and other surrogate markers, in parallel, in both AD and PD patients.

Alzheimer’s Disease Market

AD is a neurodegenerative disorder with cognitive, functional, and behavioral alterations. AD is age-related, and its incidence is increasing with the aging of the population. It is estimated that currently 55 million victims of AD or some form of dementia exist in the world and by 2050, the number will grow to nearly 140 million people worldwide. In the United States, it is estimated that there are nearly seven million patients with AD currently and that by 2060, the number of people aged 65 and older with AD is projected to reach nearly 14 million people. Nearly eightfold as many people have preclinical AD as have symptomatic AD and are at risk for progressing to full manifestation of the disease. Disease-modifying treatments (“DMTs”) that will prevent or delay the onset or slow the progression of AD are urgently needed. Similarly, medications to effectively improve cognition or ameliorate neuropsychiatric symptoms of patients in the symptomatic phases of AD are needed to improve memory and behavior.

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

Dementia is increasingly being recognized in cases of PD; such cases are termed PD dementia (“PDD”). The spread of fibrillar αSYN pathology from the brainstem to limbic and neocortical structures seems to be the strongest neuropathological correlate of emerging dementia in PD. Up to 50% of patients with PDD develop sufficient numbers of Aβ plaques and tau-containing neurofibrillary tangles for a secondary diagnosis of AD, and these pathologies may act synergistically with αSYN pathology to confer a worse prognosis.

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

Therapeutic Approaches and Competition

Alzheimer’s Disease Approaches

Drug development for AD has historically proven to be very difficult. Drugs which have been approved for the treatment of AD include cholinesterase inhibitors (tacrine, donepezil, rivastigmine, galantamine), an N-methyl-D-aspartate receptor antagonist (memantine) and more recently, monoclonal antibody treatments (donanemab, lecanemab). Many failures in AD drug development have occurred, with both small molecules and immunotherapies failing to show a dramatic drug/placebo difference or having unacceptable toxicity.

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

In summary, at present there are few disease-modifying agents currently on the market and existing treatments show limited efficacy. Previous large efforts to develop a DMD for AD has targeted Aβ42, but many Aβ42 approaches to date have failed and again, have shown limited efficacy when treating AD. Further, most companies testing tau have shown negative results as well. As a result, many organizations have pulled out of AD research and are waiting to see if a new or alternative approach may have a better outcome. Since the AD brain contains several neurotoxic proteins – APP and its toxic fragments Aβ42 and IC99, as well as tau and αSYN – we believe an Aβ42-only approach is not sufficient in order to develop a DMD drug. We believe that a DMD drug needs to target more than just one toxic protein to be efficacious and we are developing buntanetap with this approach in mind. A concerning observation derived from a review of the existing industry AD pipeline is the lack of agents targeting the moderate to advanced stages of AD. With over 15 million people affected by AD dementia worldwide, there is an urgent need to develop more effective symptomatic treatments for moderate to advanced stage disease. The paucity of agents directed at this population represents a significant weakness of the AD drug development pipeline.

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

So far, we believe that only buntanetap and Exenatide are in the later stages of clinical development for disease-modification, and no products have yet shown efficacy in PD patients long term. Although several drugs have shown potential neuroprotective ability in preclinical studies, demonstrating these effects in clinical studies remains a challenge. Beyond drug therapies, a few cell and gene therapy approaches are also being explored. Progress across these newer technology platforms has been slow.

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

Solid forms of chemical compounds can exist in different crystalline structures. One crystalline structure of Posiphen is buntanetap. Annovis, through its research efforts, invented a new crystalline form of Posiphen, known as Form B (“ANVS402”). Form B, or ANVS402, has demonstrated certain improvements over buntanetap and was filed as a new composition of matter patent application. All our patents have been successfully transferred from the original form of buntanetap and rewritten to cover the new crystal form. Every patent family is now represented for both forms of our drug candidate, securing comprehensive protection, which extends to 2046. All patents are filed internationally, securing global coverage of buntanetap.

As of March 2, 2026, our patent portfolio is comprised of 40 issued patents and 48 pending patent applications in various jurisdictions.

The patents, granted and if granted based on the pending applications, have expiration dates between 2031 and 2045. The first patent application family we filed, which would be expected to expire in 2031, before any patent term adjustments or extensions, covers the use of buntanetap in the treatment of AD, PD and other neurodegenerative disorders such as Huntington’s disease, prion diseases, amyotrophic lateral sclerosis, tauopathies, frontotemporal dementia, Lewy bodies disease, and chronic traumatic encephalopathy, based on our preclinical research. In August 2019, the U.S. Patent and Trademark Office (“USPTO”) granted the first of our Annovis patents from this family covering treatment of PD and Lewy body diseases. Subsequently, the USPTO also granted patents covering treatment frontotemporal dementia and tauopathies, chronic traumatic encephalopathy, prion diseases, amyotrophic lateral sclerosis, AD and Huntington’s disease.

The second patent application family covers ANVS405’s use in acute brain and nerve trauma and would be expected to expire in 2036, before any patent term adjustments or extensions. In December 2020, the EPO approved the whole patent, and it has since been approved in most countries filed, claiming a method of treating acute nerve and brain injuries by administering ANVS405 before and after the injury. The USPTO instead has asked us to separate the application into four divisional applications covering stroke, TBI, nerve injury and spinal cord injury.

The third patent application family relates to the use of the mechanism of action of buntanetap and ANVS405 to prevent and treat neurodegenerative diseases and would be expected to expire in 2038, before any patent term adjustments or extensions. The first divisional of this application was approved in December 2022, and it covers the prevention of neurodegenerative diseases. The patent has been issued in most jurisdictions.

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

The sixth patent application relates to treating brain metastasis via administration of buntanetap or related compounds. In September 2023, we filed a U.S. nonprovisional patent application directed to treatment of brain metastasis via administration of buntanetap or related compounds with the USPTO, which, if allowed, would be expected to expire in 2043, before any patent term adjustments or extensions. The cancer patent family has been expanded to include cancer growth and metastasis for a number of cancer types.

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

The thirteenth patent application family relates to the new Form B of Posiphen (ANVS402); it demonstrates that it can be used instead of buntanetap, including in the foregoing uses of buntanetap of the Company’s patent portfolio. Posiphen Form B may be the compound of choice in current uses of buntanetap, because it may have advantageous properties such as better stability and higher purity. In 2023, the Company filed with the USPTO two provisional patent applications as to Posiphen Form B. In 2024, the Company filed an International (PCT) application as to Posiphen Form B and uses thereof. The “International Search Report and Written Opinion” issued by the USPTO in the prosecution of the PCT application was favorable, indicating that the searched claims directed to Posiphen Form B are novel and inventive. The Company expects to further file patent applications in the U.S. and outside the U.S. as National and Regional Phase patent applications of the PCT application. As to this family of patent applications involving Posiphen Form B and uses thereof, patents would be expected to expire in 2044, before any patent term adjustments or extensions. The Company also expects to seek New Chemical Entity status for Posiphen Form B before the FDA, and to seek additional regulatory exclusivity based thereon.

The fourteenth patent application family relates to new, improved and commercially advantageous methods for preparing buntanetap and Posiphen Form B. The Company sees this patent application family as providing further protection as to methods that use buntanetap or Posiphen Form B, and for Posiphen Form B. In particular, in 2024 the Company filed with the USPTO a provisional patent application directed to these new methods of preparing buntanetap and Posiphen Form B. The Company expects in 2025 to further file at least an International (PCT) application, claiming priority from that provisional patent application, and directed to the new, improved and commercially advantageous methods for preparing buntanetap and Posiphen Form B, and thereafter patent applications in the United States and outside the United States as National and Regional Phase patent applications of the PCT application. As to this family of patent applications, patents would be expected to expire in 2045, before any patent term adjustments or extensions.

In 2025, we rewrote every patent family we had to also incorporate Posiphen Form B. To date, every invention we patented, whether the patent has been granted or is still in the application state, refers to the original Form A and to the new Form B.

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

Manufacturing

Buntanetap is a small molecule that is manufactured using a patented process. We do not own, operate, and currently have no plans to establish any manufacturing facilities. We therefore rely and expect to continue to rely solely on third-party contractors for manufacturing clinical supplies for our current and future potential product candidates, and plan to do so for commercial supplies also, if any of our product candidates receive marketing approval. We also rely on these third parties for encapsulating, packaging and stabilizing clinical trial materials. Presently we are working with a U.S. supplier for the manufacture of cGMP active pharmaceutical ingredient (API) to meet our buntanetap clinical study supply demands. We have also engaged a backup API manufacturing contractor, with primary operations in China. We also have an agreement with a local U.S. supplier for the encapsulating, packaging, and stability of the clinical trial material. These arrangements will allow us to enter large and long-term advanced clinical studies. We have only limited supply agreements in place with respect to buntanetap and our product candidates, and these arrangements do not currently extend to commercial supply. We do not have long-term committed arrangements with respect to buntanetap, any of our other product candidates, or other materials.

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

The process required by the FDA before a drug may be marketed in the United States generally involves the following:

●	Completion of preclinical laboratory tests, animal studies and formulation studies in compliance with the FDA’s good laboratory practice regulations.
●	Submission to the FDA of an IND application, which must become effective before human clinical trials may begin.
●	Approval by an independent institutional review board (“IRB”), at each clinical site before each trial may be initiated.
●	Performance of adequate and well-controlled human clinical trials in accordance with good clinical practice (“GCP”), requirements to establish the safety and efficacy of the proposed drug product for each indication.
●	Submission to the FDA of an NDA.
●	Satisfactory completion of an FDA advisory committee review, if applicable.
●	Satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the product is produced to assess compliance with cGMP requirements and to assure that the facilities, methods and controls are adequate to preserve the drug’s identity, strength, quality and purity.
●	Satisfactory completion of FDA audits of clinical trial sites to assure compliance with GCPs and the integrity of the clinical data.
●	Payment of user fees and securing FDA approval of the NDA.
●	Compliance with any post-approval requirements, including the potential requirement to implement a Risk Evaluation and Mitigation Strategy (“REMS”) and the potential requirement to conduct post-approval studies.

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

Data and Marketing Exclusivity

In the EEA, new products authorized for marketing, or reference products, qualify for eight years of data exclusivity and an additional two years of market exclusivity upon marketing authorization. The data exclusivity period prevents generic or biosimilar applicants from relying on the preclinical and clinical trial data contained in the dossier of the reference product when applying for a generic or biosimilar marketing authorization in the EU during a period of eight years from the date on which the reference product was first authorized in the EU. The market exclusivity period prevents a successful generic or biosimilar applicant from commercializing its product in the EU until 10 years have elapsed from the initial authorization of the reference product in the EU. The 10-year market exclusivity period can be extended to a maximum of eleven years if, during the first eight years of those 10 years, the marketing authorization holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are held to bring a significant clinical benefit in comparison with existing therapies.

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

Human Capital

As of February 28, 2026, we had eight full-time employees and also utilize the services of key part-time employees or consultants. We contract with consultants and third parties for the conduct of certain clinical development, accounting and administrative activities. We anticipate hiring of additional employees as we continue to advance our clinical trial programs. None of our employees are represented by labor unions or covered by collective bargaining agreements.

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

Available Information

We file annual, quarterly, and current reports, proxy statements, and other documents with the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The SEC maintains an internet website, www.sec.gov, that contains reports, proxy, and information statements, and other information regarding issuers, including us, that file electronically with the SEC. Copies of each of our filings with the SEC on Form 10-K, Form 10-Q, and Form 8-K and amendments to those reports, can be viewed and downloaded free of charge at our website, www.annovisbio.com, as soon as reasonably practicable after the reports and amendments are electronically filed with or furnished to the SEC. Our website and the information contained on, or that can be accessed through, our website shall not be deemed to be incorporated by reference in, and is not considered part of this Annual Report on Form 10-K.

Item 1A. Risk Factors

Risks Related to Our Financial Position and Need for Additional Capital

Our recurring operating losses, negative cash flows from operations, and accumulated deficit raise substantial doubt about our ability to continue as a going concern, if we are unable to obtain additional financings.

Management has concluded that substantial doubt exists about the Company’s ability to continue as a going concern for the next twelve months from the date of the financial statements included in this Annual Report on Form 10-K. As of December 31, 2025, we had cash and cash equivalents of $19.5 million and current liabilities of $3.6 million. We believe that we have sufficient resources available to support our development activities and business operations and satisfy our obligations into the third quarter of 2026. We do not have sufficient cash and cash equivalents as of the date of this Annual Report on Form 10-K to support our operations for at least the 12 months following the date that the financial statements are issued.

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

The report of our independent registered accounting firm on our audited financial statements for the fiscal year ended December 31, 2025, contains an explanatory paragraph relating to our ability to continue as a going concern.

The auditor’s opinion on our audited financial statements for the year ended December 31, 2025, includes an explanatory paragraph stating that we have incurred recurring losses from operations that raise substantial doubt about our ability to continue as a going concern for the next twelve months from the date of the financial statements included in this Annual Report on Form 10-K. While we believe that we will be able to raise the capital we need to continue our operations, there are no assurances that we will be successful in these efforts or will be able to resolve our liquidity issues or eliminate our operating losses. If we are unable to obtain sufficient funding, we would need to significantly reduce our operating plans and curtail some or all of our development efforts. Accordingly, our business, prospects, financial condition, and results of operations will be materially and adversely affected, and we may be unable to continue as a going concern. If we seek additional financing to fund our business activities in the future and there remains substantial doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide additional funding on commercially reasonable terms, or at all.

We have incurred significant net losses since inception and anticipate that we will continue to incur net losses for the foreseeable future. We are not currently profitable, and we may never achieve or sustain profitability.

Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We are a clinical stage biopharmaceutical company with a limited operating history and have incurred losses since our formation. We incurred net losses of $28.9 million and $24.6 million for the years ended December 31, 2025 and 2024, respectively. In addition, the Company’s operating loss was $29.7 million and $26.7 million for the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025, we had an accumulated deficit of $163.7 million. We have not commercialized any products and have never generated revenue from the commercialization of any product. To date, we have devoted most of our financial resources to research and development, including our preclinical and clinical work, and to intellectual property.

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

The development of biopharmaceutical product candidates is capital-intensive. Our operations have consumed substantial amounts of cash since inception. We expect to continue to spend substantial amounts to advance the clinical development of buntanetap. If we obtain regulatory approval for buntanetap or any other product candidates, we also expect to incur significant commercialization expenses related to product manufacturing, marketing, sales, and distribution. We will require additional capital for the further development and potential commercialization of buntanetap and may also need to raise additional funds sooner to pursue a more accelerated development of buntanetap. Because the outcome of any clinical trial or preclinical study is highly uncertain, we cannot reliably estimate the actual amount of financing necessary to successfully complete the development and commercialization of buntanetap or any other product candidates. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts.

Based on our current operating plan, we believe that our current cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements into the third quarter of 2026. We have based this estimate on assumptions that may prove to be wrong, and we could deploy our available capital resources sooner than we currently expect. Our operating plans and other demands on our cash resources may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned. Our current cash and cash equivalents will not be sufficient to complete development of buntanetap or any other product candidates, and we will require substantial capital in order to advance buntanetap or any other product candidates through clinical trials, regulatory approval and commercialization. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. Our ability to raise additional funds may be adversely impacted by potential worsening global economic conditions and the disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from factors that include but are not limited to, inflation, progression of geopolitical events (including in the relation to the conflict between Russia and Ukraine and conflicts in the Middle East), diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, and uncertainty about economic stability. If the equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly and more dilutive. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts, or even cease operations. We expect to finance our cash needs through public or private equity or debt financings or other capital sources, including potential collaborations, licenses and other similar arrangements. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. Attempting to secure additional financing may divert our management from our day-to-day activities, which may adversely affect our ability to develop buntanetap or any other product candidates.

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

Conducting clinical trials and preclinical studies and potentially identifying future product candidates is a time-consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain regulatory approval and commercialize buntanetap or any future product candidates. If approved, buntanetap and any future product candidates may not achieve commercial success. Our commercial revenue, if any, will initially be derived from sales of buntanetap, which we do not expect to be commercially available for many years, if at all. Accordingly, we will need to continue to rely on additional financing to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms, or at all. If we are unable to expand our operations or otherwise capitalize on our business opportunities due to a lack of capital, our ability to become profitable will be compromised.

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

We have incurred significant net operating losses since our inception. As of December 31, 2025, we had U.S. federal net operating loss carryforwards of approximately $72.4 million. Our ability to utilize these net operating losses to offset future tax liabilities depends on the successful development of our product candidates and future financial performance.

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

In recent years, the economy in the United States and global markets encountered a material increase in the level of inflation. The residual impacts of COVID-19, geopolitical developments such as the Russia-Ukraine and conflicts in the Middle East and global supply chain disruptions continue to increase uncertainty in the outlook of near-term and long-term economic activity, including whether inflation will continue and how long, and at what rate. Increases in inflation raise our costs for commodities, labor, materials and services and other costs required to grow and operate our business, and failure to secure these on reasonable terms may adversely impact our financial condition. Additionally, increases in inflation, geopolitical developments and global supply chain disruptions, have caused, and may in the future cause, global economic uncertainty and uncertainty about the interest rate environment, which may make it more difficult, costly or dilutive for us to secure additional financing. A failure to adequately respond to these risks could have a material adverse impact on our financial condition, results of operations or cash flows.

Unstable market and economic conditions may have serious adverse consequences on our business, financial condition and stock price.

The global credit and financial markets have recently experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. The financial markets and the global economy may also be adversely affected by the current or anticipated impact of military conflict, including the conflicts between Russia and Ukraine, and in the Middle East, terrorism or other geopolitical events. Sanctions imposed by the United States and other countries in response to such conflicts, including the one in Ukraine, may also adversely impact the financial markets and the global economy, and any economic countermeasures by the affected countries or others could exacerbate market and economic instability. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. Our general business strategy may be adversely affected by any such economic downturn, volatile business environment or continued unpredictable and unstable market conditions. If the current equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay, limit, reduce, or terminate our product development or future commercialization efforts or grant rights to develop and market our product candidates even if we would otherwise prefer to develop and market such product candidates ourselves, or on less favorable terms than we would otherwise choose. In addition, if one or more of our current service providers, manufacturers and other partners may not survive an economic downturn, which could directly affect our ability to attain our clinical development goals on schedule and on budget.

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

Our operations and the operations of our suppliers, CROs, hospitals, clinical trial sites, regulators, consultants and other third parties with whom we conduct business could be subject to earthquakes, power shortages, telecommunications or infrastructure failures, cybersecurity incidents, physical security breaches, water shortages, floods, hurricanes, typhoons, blizzards and other extreme weather conditions, fires, and other natural or manmade disasters or business interruptions, for which we are predominantly self-insured. We rely on third-party manufacturers or suppliers to produce buntanetap and its components and on CROs and clinical sites to conduct our clinical trials, and do not have a redundant source of supply for all components of our product candidate. Our ability to obtain clinical or, if approved, commercial, supplies of buntanetap or any future product candidates could be disrupted if the operations of these suppliers were affected by a man-made or natural disaster or other business interruption, and our ability to commence, conduct or complete our clinical trials in a timely manner could be similarly adversely affected by any of the foregoing. The occurrence of any of these business disruptions could seriously harm our operations and financial condition and increase our costs and expenses.

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

Clinical development is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. Because the results of preclinical studies and early clinical trials are not necessarily predictive of future results, buntanetap and our other product candidates may not have favorable results in later preclinical and clinical studies or receive regulatory approval. The historical failure rate for product candidates in our industry is high, particularly in the earlier stages of development. Furthermore, product candidates in later stages of clinical trials may fail to show the desired safety and efficacy characteristics despite having progressed through preclinical studies and initial clinical trials. We may experience delays in initiating and completing any clinical trials that we intend to conduct, and we do not know whether planned clinical trials will begin on time, need to be redesigned, enroll patients on time or be completed on schedule, or at all. Clinical trials can be delayed for a variety of reasons, including delays related to:

●	the FDA or comparable foreign regulatory authorities disagreeing as to the design or implementation of our clinical studies;
●	obtaining regulatory approval to commence a trial;
●	reaching an agreement on acceptable terms with prospective CROs, and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;
●	obtaining IRB approval at each site, or Independent Ethics Committee (“IEC”) approval at sites outside the United States;
●	recruiting suitable patients to participate in a trial in a timely manner and in sufficient numbers;
●	patients failing to complete a trial or return for post-treatment follow-up;
●	imposition of a clinical hold by regulatory authorities, including as a result of unforeseen safety issues or side effects or failure of trial sites to adhere to regulatory requirements or follow trial protocols;
●	clinical sites deviating from trial protocol or dropping out of a trial;
●	addressing patient safety concerns that arise during the course of a trial;
●	adding a sufficient number of clinical trial sites; or

●	manufacturing sufficient quantities of product candidate for use in clinical trials.

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

The regulatory approval processes of the FDA and comparable foreign authorities are lengthy, time-consuming and inherently unpredictable, and if we are ultimately unable to obtain regulatory approval for buntanetap or any other product candidates, our business will be substantially harmed.

The time required to obtain approval by the FDA and comparable foreign authorities is unpredictable but typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authorities. In addition, approval policies, regulations or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions. We have not obtained regulatory approval for any product candidate, and it is possible that we will never obtain regulatory approval for buntanetap or any other product candidate. We are not permitted to market any of our product candidates in the United States until we receive regulatory approval of an NDA from the FDA. Approval from the FDA and comparable foreign authorities may be delayed or denied for a variety of reasons, including:

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

Potential patients for any planned clinical trials may not be adequately diagnosed or identified with the diseases which we are targeting, which could adversely impact the outcomes of our trials and could have safety concerns for the potential patients. Additionally, other pharmaceutical companies targeting these same diseases are recruiting clinical trial patients from these patient populations, which may make it more difficult to fully enroll in our clinical trials. We may not be able to initiate or continue clinical trials if we are unable to locate a sufficient number of eligible patients to participate in the clinical trials required by the FDA or comparable foreign regulatory authorities. In addition, the process of finding and recruiting patients may prove costly. The timing of our clinical trials depends, in part, on the speed at which we can recruit patients to participate in our trials, as well as completion of required follow-up periods. If patients are unwilling or unable to participate in our trials for any reason, including the existence of concurrent clinical trials for similar target populations, the availability of approved or authorized therapies, or the fact that enrolling in our trials may prevent patients from taking a different product, or we otherwise have difficulty enrolling a sufficient number of patients, the timeline for recruiting patients, conducting trials and obtaining regulatory approval of our product candidates may be delayed. Our inability to enroll a specified number of patients for any of our future clinical trials would result in significant delays or may require us to abandon one or more clinical trials altogether.

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

We expect to initially seek approval for buntanetap for AD and PD in the United States. The precise incidence and prevalence for the conditions we aim to address with buntanetap or any future product candidates are unknown. Our projections of both the number of people who have these diseases, as well as the subset of people with these diseases who have the potential to benefit from treatment with our product candidates, are based on a number of internal and third-party estimates. These estimates have been derived from a variety of sources, including relevant scientific literature, patient foundations and market research, and may prove to be incorrect. Further, new trials may change the estimated incidence or prevalence of these indications. While we believe our assumptions and the data underlying our estimates are reasonable, we have not independently verified the accuracy of the third-party data on which we have based our assumptions and estimates, and these assumptions and estimates may not be correct and the conditions supporting our assumptions or estimates may change at any time, including as a result of factors outside our control, thereby reducing the predictive accuracy of these underlying factors. The total addressable market across all of the potential indications for buntanetap and any future product candidates will ultimately depend upon, among other things, the diagnosis criteria included in the final label for each such product candidate which receives marketing approval for these indications, the availability of alternative treatments and the safety, convenience, cost and efficacy of such product candidates relative to such alternative treatments, acceptance by the medical community and patient access, drug pricing and reimbursement. The number of patients in the United States and other major markets and elsewhere may turn out to be lower than expected, patients may not be otherwise amenable to treatment with our product candidates or new patients may become increasingly difficult to identify or gain access to, all of which would adversely affect our business, financial condition and results of operations. Even if we obtain significant market share for any product candidate, if approved, if the potential target populations are small, we may never achieve profitability without obtaining marketing approval for additional indications.

We have never obtained marketing approval for a product candidate, and we may be unable to obtain, or may be delayed in obtaining, marketing approval for any of our product candidates. Further, even if marketing approval is obtained, we have no experience as a company in commercializing products.

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

Furthermore, we have no internal sales, marketing or distribution capabilities, nor have we commercialized a product. If buntanetap or any future product candidates ultimately receives marketing approval, we must build a marketing and sales organization with technical expertise and supporting distribution capabilities to commercialize each such product in major markets, which will be expensive and time-consuming, or collaborate with third parties that have direct sales forces and established distribution systems, either to augment our own sales force and distribution systems or in lieu of our own sales force and distribution systems. We have no prior experience as a company with the marketing, sale or distribution of biopharmaceutical products and there are significant risks involved in the building and managing of a sales organization, including our ability to hire, retain and incentivize qualified individuals, generate sufficient sales leads, provide adequate training to sales and marketing personnel and effectively manage a geographically dispersed sales and marketing team. Any failure or delay in the development of our internal sales, marketing and distribution capabilities would adversely impact the commercialization of these products. We may not be able to enter into collaborations or hire consultants or external service providers to assist us in sales, marketing and distribution functions on acceptable financial terms, or at all. In addition, our product revenue and our profitability, if any, may be lower if we rely on third parties for these functions than if we were to market, sell and distribute any products that we develop ourselves. We likely will have little control over such third parties, and any of them may fail to devote the necessary resources and attention to sell and market our products effectively. If we are not successful in commercializing our products, either on our own or through arrangements with one or more third parties, we may not be able to generate any future product revenue, and we would incur significant additional losses.

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

Approval processes vary among countries and can involve additional product testing and validation and additional administrative review periods. Seeking foreign regulatory approval could result in difficulties and increased costs for us and require additional preclinical studies or clinical trials which could be costly and time-consuming. Regulatory requirements can vary widely from country to country and could delay or prevent the introduction of our products in those countries. We do not have any product candidates approved for sale in any jurisdiction, including in international markets, and we do not have experience in obtaining regulatory approval in international markets. If we fail to comply with regulatory requirements in international markets or to obtain and maintain required approvals, or if regulatory approvals in international markets are delayed, our target market will be reduced and our ability to realize the full market potential of any product we develop will be unrealized.

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

We also cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or executive action, either in the United States or abroad. For example, certain policies of the current presidential administration may impact our business and industry. Namely, the current presidential administration has taken several executive actions, including the issuance of a number of Executive Orders that could impose significant burdens on, or otherwise materially delay, the FDA’s ability to engage in routine regulatory and oversight activities such as implementing statutes through rulemaking, issuance of guidance, and review and approval of marketing applications. It is difficult to predict how these executive actions will be implemented, and the extent to which they will impact the FDA’s ability to exercise its regulatory authority. If these executive actions impose constraints on FDA’s ability to engage in oversight and implementation activities in the normal course, our business may be negatively impacted.

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

The product liability insurance coverage we carry or acquire in the future may not be sufficient to reimburse us for any expenses or losses we may suffer. In connection with all our clinical studies, we carry insurance for product liability claims in the United States and in the EU. Insurance coverage is increasingly expensive. Our inability to obtain and retain sufficient product liability insurance at an acceptable cost to protect against potential product liability claims could prevent or inhibit the commercialization of buntanetap or any future product candidates. Although we maintain such insurance, a successful product liability claim, or series of claims, brought against us could cause our share price to decline and, if judgments exceed our insurance coverage, could adversely affect the results of our operations and business, including preventing or limiting the commercialization of any product candidates we develop. Our insurance policies also have various exclusions, and we may be subject to a product liability claim for which we have no coverage.

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

Risks Related to Commercialization

We face significant competition from other biotechnology and pharmaceutical companies, and our operating results will suffer if we fail to compete effectively.

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

For products administered under the supervision of a physician, obtaining coverage and adequate reimbursement may be particularly difficult because of the higher prices often associated with such drugs. Additionally, separate reimbursement for the product itself or the treatment or procedure in which the product is used may not be available, which may impact physician utilization. We cannot be sure that coverage and reimbursement in the United States, the EU or elsewhere will be available, or at an acceptable level, for any product that we may develop, and any reimbursement that may become available may be decreased or eliminated in the future.

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

We rely on and will continue to rely on CMOs to purchase from third-party suppliers the raw materials necessary to produce our product candidates. We do not and will not have control over the process or timing of the acquisition of these raw materials by our CMOs. Supplies of raw material could be interrupted from time to time, and we cannot be certain that alternative supplies could be obtained within a reasonable timeframe, at an acceptable cost, or at all. In addition, a disruption in the supply of raw materials could delay the commercial launch of our product candidates, if approved, or result in a shortage in supply, which would impair our ability to generate revenues from the sale of our product candidates. Growth in the costs and expenses of raw materials may also impair our ability to cost-effectively manufacture our product candidates. There are a limited number of suppliers for the raw materials that we may use to manufacture our product candidates, and we may need to assess alternative suppliers to prevent a possible disruption of the manufacture of our product candidates.

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

If our relationship with any CROs terminates, we may not be able to enter into arrangements with alternative CROs or do so on commercially reasonable terms. Switching or adding additional CROs involves substantial cost and requires management’s time and focus. In addition, there is a natural transition period when a new CRO commences work. As a result, delays occur, which can materially impact our ability to meet our desired clinical development timelines. Though we intend to carefully manage our relationships with our CROs, there can be no assurance that we will not encounter challenges or delays in the future or that these delays or challenges will not have an adverse impact on our business, financial condition and prospects. Additionally, working with collaborators presents risks, including but not limited to:

●	the number and type of our collaborations could adversely affect our attractiveness to future collaborators or acquirers; and
●	the loss of, or a disruption in our relationship with, any one or more collaborators could harm our business.

If any collaborations do not result in the successful development and commercialization of products or if one of our collaborators terminates its agreement with us, we may not receive any future research and development funding or milestone or royalty payments under such collaborations. If we do not receive the funding we expect under these agreements, our continued development of our product candidates could be delayed, and we may need additional resources to develop additional product candidates. All of the risks relating to product development, regulatory approval and commercialization described in this Annual Report on Form 10-K also apply to the activities of any collaborators and there can be no assurance that our collaborations will produce positive results or successful products on a timely basis, or at all.

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

We may in the future collaborate with additional pharmaceutical and biotechnology companies for development and potential commercialization of therapeutic products. We face significant competition in seeking appropriate collaborators. Our ability to reach a definitive agreement for a collaboration will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors. If we are unable to reach agreements with suitable collaborators on a timely basis, on acceptable terms, or at all, we may have to curtail the development of a product candidate, reduce or delay its development program or one or more of our other development programs, delay its potential commercialization or reduce the scope of any sales or marketing activities, or increase our expenditures and undertake development or commercialization activities at our own expense. If we elect to fund and undertake development or commercialization activities on our own, we may need to obtain additional expertise and additional capital, which may not be available to us on acceptable terms, or at all. If we fail to enter into collaborations and do not have sufficient funds or expertise to undertake the necessary development and commercialization activities, we may not be able to further develop our product candidates or bring them to market or continue to develop our programs, and our business may be materially and adversely affected.

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

Our business operations and current and future arrangements with investigators, healthcare professionals, consultants, third-party payors, patient organizations, and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations. These laws may constrain the business or financial arrangements and relationships through which we conduct our operations, including how we research, market, sell and distribute our product candidates, if approved. Such laws include:

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

If we conduct clinical trial programs or enter into research collaborations in the EEA, we may be subject to the General Data Protection regulation (“GDPR”). The GDPR applies extraterritorially and implements stringent operational requirements for processors and controllers of personal data, including, for example, high standards for obtaining consent from individuals to process their personal data, robust disclosures to individuals, a comprehensive individual data rights regime, data export restrictions governing transfers of data from the EU to other jurisdictions, short timelines for data breach notifications, limitations on retention of information, increased requirements pertaining to health data, other special categories of personal data and coded data and additional obligations if we contract third-party processors in connection with the processing of personal data. The GDPR provides that the EU member states may establish their own laws and regulations limiting the processing of personal data, including genetic, biometric or health data, which could limit our ability to use and share personal data or could cause our costs to increase. If our or our partners’ or service providers’ privacy or data security measures fail to comply with the GDPR requirements, we may be subject to litigation, regulatory investigations, enforcement notices requiring us to change the way we use personal data and/or fines of up to €20 million or up to 4% of the total worldwide annual turnover of the preceding financial year, whichever is higher, as well as compensation claims by affected individuals, negative publicity, reputational harm and a potential loss of business and goodwill.

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

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, permits NOL carryovers and carrybacks to offset 100% of taxable income for taxable years beginning before 2021. Previously, NOLs generated after December 31, 2017, were limited to 80% of taxable income in future years. In addition, the CARES Act allows NOLs incurred in 2018, 2019 and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. The NOL carryback provision of the CARES Act had no impact on us due to our tax losses generated during all prior years.

U.S. tax legislation enacted in 2017 has significantly changed the U.S. federal income taxation of U.S. corporations, including by reducing the U.S. corporate income tax rate, limiting interest deductions, and revising the rules governing NOLs. The legislation could be subject to potential amendments and technical corrections, as well as interpretations and implementing regulations by the U.S. Treasury and Internal Revenue Service, any of which could lessen or increase certain adverse impacts of the legislation. In addition, it remains unclear how these U.S. federal income tax changes will affect state and local taxation, which often uses federal taxable income as a starting point for computing state and local tax liabilities.

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

We rely upon a combination of patents, trade secret protection and confidentiality agreements to protect the intellectual property related to our drug development programs and product candidates. These legal measures afford only limited protection, and competitors or others may gain access to or use our intellectual property and proprietary information. Our success depends in large part on our ability to obtain, maintain and defend patent protection in the United States and other countries with respect to buntanetap, Posiphen Form B, and any future product candidates. Because we have not conducted a formal freedom to operate analysis for patents related to buntanetap since 2008, we may not be aware of patents issued since then that a third party might assert are infringed by buntanetap, Posiphen Form B, or any future product candidates, which could materially impair our ability to commercialize buntanetap, Posiphen Form B, or any future product candidates. We generally seek to protect our proprietary position, in part, by filing patent applications in the United States and abroad relating to buntanetap, Posiphen Form B, and any future product candidates, manufacturing processes, and methods of use. If we are unable to obtain, maintain or enforce patent protection, our business, financial condition, results of operations and prospects could be materially harmed.

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

We seek to protect and prolong our proprietary position by filing patent applications in the United States and abroad related to our development programs and product candidates. If the patent applications we own with respect to our development programs and product candidates fail to issue, if their breadth or strength of protection is threatened, or if they fail to provide meaningful exclusivity for buntanetap, Posiphen Form B, or any future product candidate, it could dissuade companies from collaborating with us to develop product candidates, and threaten our ability to commercialize future product candidates. Any such outcome could have a materially adverse effect on our business, and our company could cease to exist.

Annovis has filed fourteen families of patent applications to prolong the patent life of buntanetap, Posiphen Form B. Unless these applications are approved by the U.S. and international patent offices, the patent life of using buntanetap, and Posiphen Form B is limited.

●	The first patent application family we filed, which would be expected to expire in 2031, before any patent term adjustments or extensions, covers the use of buntanetap in the treatment of AD, PD and other neurodegenerative disorders such as Huntington’s disease, prion diseases, amyotrophic lateral sclerosis, tauopathies, frontotemporal dementia, Lewy bodies disease, and chronic traumatic encephalopathy, based on our preclinical research. In August 2019, the U.S. Patent and Trademark Office (“USPTO”) granted the first of our Annovis patents from this family covering treatment of PD and Lewy body diseases. Subsequently, the USPTO also granted patents covering treatment frontotemporal dementia, tauopathies, chronic traumatic encephalopathy, prion diseases, amyotrophic lateral sclerosis, Alzheimer’s and Huntington’s disease.
●	The second patent application family covers ANVS405’s use in acute brain and nerve trauma and would be expected to expire in 2036, before any patent term adjustments or extensions. In December 2020, the EPO approved the whole patent, and it has since been approved in most countries filed claiming a method of treating acute nerve and brain injuries by administering ANVS405 before and after the injury. The US patent office instead has asked us to separate the application into four divisional applications covering stroke, TBI, nerve injury and spinal cord injury.
●	The third patent application family relates to the use of the mechanism of action of buntanetap and ANVS405 to prevent and treat neurodegenerative diseases and would be expected to expire in 2038, before any patent term adjustments or extensions. The first divisional of this application was approved in December 2022, and it covers the prevention of neurodegenerative diseases.
●	The fourth patent application family relates to a method of inhibiting, preventing, or treating neurological injuries due to viral, bacterial, fungal, protozoan, or parasitic infections in humans and in animals via administration of buntanetap or related compounds. In May 2020, we filed a patent application with the USPTO concerning a method of inhibiting, preventing, or treating neurological injuries due to viral, bacterial, fungal, protozoan, or parasitic infections in humans and in animals via administration of buntanetap or related compounds, which would be expected to expire in 2041, before any patent term adjustments or extensions.
●	The fifth patent family application is directed to a method of maintaining heavy metal homeostasis avoiding the effect of toxic levels of a heavy metal in cells in a healthy human or restoring heavy metal homeostasis in a sick human patient. The USPTO granted the first patent in this family on March 7, 2023, which is expected to expire in 2039, before any patent term adjustments or extensions.
●	The sixth patent application family relates to treating brain metastasis via administration of buntanetap or related compounds. In September 2023, we filed a U.S. nonprovisional patent application directed to treatment of brain metastasis via administration of buntanetap or related compounds with the USPTO, which, if allowed, would be expected to expire in 2043, before any patent term adjustments or extensions. The cancer patent family has been expanded to include cancer growth for a number of cancer types.
●	The seventh patent application family relates to treatment of mental illness via administration of buntanetap or related compounds. In January 2024, we filed an International (PCT) application and a U.S. nonprovisional patent application directed to treatment of mental illness via administration of buntanetap or related compounds with the USPTO, which, if allowed, would be expected to expire in 2044, before any patent term adjustments or extensions.
●	The eighth patent application family relates to treatment of neurodegenerative diseases and other diseases via co-administration of buntanetap or related compounds and an antidiabetic agent. In September 2024, we filed an

International (PCT) application and a U.S. nonprovisional patent application directed to treatment of neurodegenerative diseases and other diseases via administration of this combination.
●	The ninth patent application family relates to treatment of neurodegenerative diseases and other diseases via co-administration of buntanetap or related compounds and a phosphodiesterase inhibitor. In September 2024, we filed an International (PCT) application and a U.S. nonprovisional patent application directed to treatment of neurodegenerative diseases and other diseases via administration of this combination.
●	The tenth patent application family relates to treatment of neurodegenerative diseases and other diseases via co-administration of buntanetap or related compounds and an antihypertensive agent. In September 2024, we filed an International (PCT) application and a U.S. nonprovisional patent application directed to treatment of neurodegenerative diseases and other diseases via administration of this combination.
●	The eleventh patent application family relates to treatment of neurodegenerative diseases and other diseases via co-administration of buntanetap with two additional therapeutic agents. In August 2024, we filed a provisional U.S. patent application directed to treatment of neurodegenerative diseases and other diseases via administration of this combination.
●	The twelfth patent application family relates to treatment of neurodegenerative diseases and other diseases via co-administration of buntanetap or related compounds and an additional therapeutic agent. In February 2025, we filed a provisional U.S. Patent application directed to treatment of neurodegenerative diseases and other diseases via administration of this combination.
●	The thirteenth patent application family relates to the new Form B of Posiphen (ANVS402); it demonstrates that it can be used instead of buntanetap, including in the foregoing uses of buntanetap of the Company’s patent portfolio. Posiphen Form B may be the compound of choice in current uses of buntanetap, because it may have advantageous properties such as better stability and higher purity. In 2023, the Company filed with the USPTO two provisional patent applications as to Posiphen Form B. In 2024, the Company filed an International (PCT) as to Posiphen Form B and uses thereof. The International Search Report and ‘Written Opinion” issued by the USPTO in the prosecution of the PCT application was favorable, indicating that the search claims directed to Posiphen Form B are novel and inventive. The Company expects to further file patent applications in the United States and outside the United States as National and Regional Phase patent applications of the PCT application. As to this family of patent applications involving Posiphen Form B and uses thereof, patents would be expected to expire in 2044, before any patent term adjustments or extensions. The Company also expects to seek New Chemical Entity status for Posiphen Form B before the FDA, and to seek additional regulatory exclusivity based thereon.
●	The fourteenth patent application family relates to new, improved and commercially advantageous methods for preparing buntanetap and Posiphen Form B. The Company sees this patent application family as providing further protection as to methods that use buntanetap or Posiphen Form B, and for Posiphen Form B. In particular, in 2024, the Company filed with the USPTO a provisional patent application directed to new methods of preparing buntanetap and Posiphen Form B. The Company expects in 2025 to further file at least an International (PCT) application, claiming priority from that provisional patent application, and directed to the new, improved and commercially advantageous methods for preparing buntanetap and Posiphen Form B, and thereafter patent applications in the United States and outside the United States as National and Regional Phase patent applications of the PCT application. As to this family of patent applications, patents would be expected to expire in 2045, before any patent term adjustments or extensions.

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

We may become subject to third parties’ claims alleging infringement of their patents and proprietary rights, or we may need to become involved in lawsuits to protect or enforce our patents, which could be costly, time-consuming, delay or prevent the development and commercialization of our product candidates or put our patents and other proprietary rights at risk.

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

We may be subject to third-party claims including infringement, interference or derivation proceedings, post-grant review and inter partes review before the USPTO or similar adversarial proceedings or litigation in other jurisdictions. Even if we believe third-party infringement claims are without merit, a court of competent jurisdiction could hold that these third-party patents are valid, enforceable and infringed, and the holders of any such patents may be able to block our ability to commercialize the applicable product candidate unless we obtained a license under the applicable patents, or until such patents expire or are finally determined to be invalid or unenforceable. Proceedings challenging our patents or those that we license may also result in our patent claims being invalidated or narrowed in scope. Similarly, if our patents or patent applications are challenged during interference or derivation proceedings, a court may hold that a third party is entitled to certain patent ownership rights instead of us. Further, if any third-party patents were held by a court of competent jurisdiction to cover aspects of our compositions, formulations, methods of manufacture, or methods of treatment, prevention or use, the holders of any such patents may be able to block our ability to develop and commercialize the applicable product candidate unless we obtained a license or until such patent expires or is finally determined to be invalid or unenforceable. In addition, defending such claims would cause us to incur substantial expenses and, if successful, could cause us to pay substantial damages, if we are found to be infringing a third-party’s patent rights. If we are found to have infringed such rights willfully, the damages may be enhanced and may include attorneys’ fees. Further, if a patent infringement suit is brought against us or our third-party service providers, our development, manufacturing or sales activities relating to the product or product candidate that is the subject of the suit may be delayed or terminated. Modifying our product candidates to design around third-party intellectual property rights may result in significant cost or delay to us and could prove to be technically infeasible. Any of these events, even if we were ultimately to prevail, could require us to divert substantial financial and management resources that we would otherwise be able to devote to our business. In addition, if the breadth or strength of protection provided the patents and patent applications we own or in-license is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates.

If we were to initiate legal proceedings against a third party to enforce a patent covering one of our product candidates, the defendant could counterclaim that our patent is invalid or unenforceable. In patent litigation in the United States and in the EU, defendant counterclaims alleging invalidity or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, for example, lack of eligibility, lack of novelty, obviousness or non-enablement. Third parties might allege unenforceability of our patents because someone connected with prosecution of the patent withheld relevant information, or made a misleading statement, during prosecution. The outcome of proceedings involving assertions of invalidity and unenforceability during patent litigation is unpredictable. With respect to the validity of patents, for example, we cannot be certain that there is no invalidating prior art of which we and the patent examiner were unaware during prosecution. If a defendant were to prevail on a legal assertion of invalidity or unenforceability, we would lose at least part, and perhaps all, of the patent protection on our product candidates. Furthermore, our patents and other intellectual property rights also will not protect our technology if competitors design around our protected technology without infringing on our patents or other intellectual property rights.

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

We cannot guarantee that any of our or our licensors’ patent searches or analyses, including but not limited to the identification of relevant patents, the scope of patent claims or the expiration of relevant patents, are complete or thorough, nor can we be certain that we have identified each and every third-party patent and pending application in the United States, the EU and elsewhere that is relevant to or necessary for the commercialization of our product candidates in any jurisdiction. For example, in the United States, applications filed before November 29, 2000, and certain applications filed after that date that will not be filed outside the United States remain confidential until patents issue. Patent applications in the United States, the EU and elsewhere are published approximately 18 months after the earliest filing for which priority is claimed, with such earliest filing date being commonly referred to as the priority date. Therefore, patent applications covering our future product candidates, or their manufacture or use may currently be unpublished. Additionally, pending patent applications that have been published can, subject to certain limitations, be later amended in a manner that could cover our product candidates or the use of our product candidates. The scope of a patent claim is determined by an interpretation of the law, the written disclosure in a patent and the patent’s prosecution history. Our interpretation of the relevance or the scope of a patent or a pending application may be incorrect, which may negatively impact our ability to market our product candidates. We may incorrectly determine that our product candidates are not covered by a third-party patent or may incorrectly predict whether a third-party’s pending application will issue with claims of relevant scope. Our determination of the expiration date of any patent in the United States, the EU or elsewhere that we consider relevant may be incorrect, which may negatively impact our ability to develop and market our product candidates. Our failure to identify and correctly interpret relevant patents may negatively impact our ability to develop and market our product candidates.

From time to time, we may identify patents or applications in the same general area as our products and product candidates. We may determine these third-party patents are irrelevant to our business based on various factors including our interpretation of the scope of the patent claims and our interpretation of when the patent expires. If the patents are asserted against us, however, a court may disagree with our determinations. Further, while we may determine that the scope of claims that will issue from a patent application does not present a risk, it is difficult to accurately predict the scope of claims that will issue from a patent application, our determination may be incorrect, and the issuing patent may be asserted against us. We cannot guarantee that we will be able to successfully settle or otherwise resolve such infringement claims. If we fail in any such dispute, in addition to being forced to pay monetary damages, we may be temporarily or permanently prohibited from commercializing our product candidates. We might, if possible, also be forced to redesign our product candidates so that we no longer infringe on the third-party intellectual property rights. Any of these events, even if we were ultimately to prevail, could require us to divert substantial financial and management resources that we would otherwise be able to devote to our business.

Changes in patent laws or patent jurisprudence could diminish the value of patents in general, thereby impairing our ability to protect our product candidates.

As is the case with other biopharmaceutical and pharmaceutical companies, our success is heavily dependent on intellectual property, particularly patents. Obtaining and enforcing patents in the biopharmaceutical and pharmaceutical industries involve both technological complexity and legal complexity. Therefore, obtaining and enforcing biopharmaceutical and pharmaceutical patents is costly, time-consuming and inherently uncertain. In addition, the America Invents Act (“AIA”), which was passed in September 2011, resulted in significant changes to the U.S. patent system.

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

Additionally, the U.S. Supreme Court has ruled on several patent cases in recent years either narrowing the scope of patent protection available in certain circumstances or weakening the rights of patent owners in certain situations. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents, once obtained. Depending on decisions by Congress, the federal courts and the USPTO, the laws and regulations governing patents could change in unpredictable ways that could weaken our ability to obtain new patents or to enforce our existing patents and patents that we might obtain in the future. Similarly, the complexity and uncertainty of European patent laws have also increased in recent years. In addition, the European patent system is relatively stringent in the type of amendments that are allowed during prosecution. Changes in patent law and regulations in other countries or jurisdictions or changes in the governmental bodies that enforce them or changes in how the relevant governmental authority enforces patent laws or regulations may weaken our ability to obtain new patents or to enforce patents that we have licensed or that we may obtain in the future. Complying with these laws and regulations could limit our ability to obtain new patents in the future that may be important for our business.

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

We enjoy only limited geographical protection with respect to certain patents, and we may not be able to protect our intellectual property rights throughout the world.

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

In addition, we may decide to abandon national and regional patent applications before grant. The grant proceeding of each national or regional patent is an independent proceeding which may lead to situations in which applications might in some jurisdictions be refused by the relevant patent offices, while granted by others. Furthermore, the requirements for patentability differ in certain jurisdictions and countries. For example, unlike other countries, China has a heightened requirement for patentability and specifically requires a detailed description of medical uses of a claimed drug. Furthermore, generic drug manufacturers or other competitors may challenge the scope, validity or enforceability of our or our licensors’ patents, requiring us or our licensors to engage in complex, lengthy and costly litigation or other proceedings. Generic drug manufacturers may develop, seek approval for and launch generic versions of our products. It is also quite common that depending on the country, the scope of patent protection may vary for the same product candidate or technology. The laws of some jurisdictions do not protect intellectual property rights to the same extent as the laws or rules and regulations in the United States and the EU, and many companies have encountered significant difficulties in protecting and defending such rights in such jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents, trade secrets and other intellectual property protection, which could make it difficult for us to stop the infringement of our patents or marketing of competing products in violation of our proprietary rights generally. Many countries have compulsory licensing laws under which a patent owner may be compelled to grant licenses to third parties. In addition, many countries limit the enforceability of patents against government agencies or government contractors. In these countries, the patent owner may have limited remedies, which could materially diminish the value of such patent. Prosecution of patent applications in other jurisdictions is often a longer process, and patents may grant at a later date and with a shorter term than in the United States.

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

Patents have a limited lifespan. In the United States, if all maintenance fees are timely paid, the natural expiration of a patent is generally 20 years from its earliest U.S. non-provisional filing date. Various extensions may be available, but the life of a patent, and the protection it affords, is limited. Even if patents covering our product candidates are obtained, once the patent life has expired for a product, we may be open to competition from competitive medications, including generic medications. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, our owned and licensed patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours. If we do not have sufficient patent life to protect our products, our business, financial condition, results of operations and prospects will be adversely affected.

Depending upon the timing, duration and conditions of the FDA marketing approval of our product candidates, we may be able to extend the term of a patent covering each product candidate under the Drug Price Competition and Patent Term Restoration Act of 1984, referred to as the Hatch-Waxman Amendments and similar legislation in the EU. The Hatch-Waxman Amendments permit a patent term extension of up to five years for a patent covering an approved product as compensation for effective patent term lost during product development and the FDA regulatory review process. The total patent term including the extension cannot exceed 14 years following regulatory approval. However, we may not receive an extension if we fail to apply within applicable deadlines, fail to apply prior to expiration of relevant patents or otherwise fail to satisfy applicable requirements. Moreover, the length of the extension could be less than we request. If we are unable to obtain patent term extension or the term of any such extension is less than we request, the period during which we can enforce our patent rights for that product will be shortened and our competitors may obtain approval to market competing products sooner. As a result, our revenue from applicable products could be reduced, possibly materially.

Further, under certain circumstances, patent terms covering our products or product candidates may be extended for time spent during the pendency of the patent application in the USPTO, referred to as Patent Term Adjustment (“PTA”). The laws and regulations underlying how the USPTO calculates the PTA are subject to change, and any such PTA granted by the USPTO could be challenged by a third party. If we do not prevail under such a challenge, the PTA may be reduced or eliminated, resulting in a shorter patent term, which may negatively impact our ability to exclude competitors. Because PTA added to the term of patents covering pharmaceutical products has particular value, our business may be adversely affected if the PTA is successfully challenged by a third party and our ability to exclude competitors is reduced or eliminated.

Intellectual property rights do not address all potential threats to our competitive advantage.

The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations, and may not adequately protect our business or permit us to maintain our competitive advantage. The following examples are illustrative:

●	others may be able to make products that are similar to buntanetap, Posiphen Form B, or our future product candidates but that are not covered by the claims of the patents that we own or license from others;
●	others may independently develop similar or alternative technologies or otherwise circumvent any of our technologies without infringing our intellectual property rights;
●	we or any of our collaborators might not have been the first to conceive and reduce to practice or file on the inventions covered by the patents or patent applications that we own, license or will own or license;
●	it is possible that our pending patent applications will not lead to issued patents;
●	issued patents that we own may not provide us with any competitive advantage, or may be held invalid or unenforceable, as a result of legal challenges by our competitors;
●	our competitors might conduct research and development activities in countries where we do not have patent rights or in countries where research and development safe harbor laws exist, and then use the information learned from such activities to develop competitive products for sale in our major commercial markets;
●	ownership of our patents or patent applications may be challenged by third parties; and
●	the patents of third parties or pending or future applications of third parties, if issued, may have an adverse effect on our business.

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

If our trademarks and trade names are not adequately protected, then we may not be able to build name recognition in our markets of interest, and our business may be adversely affected.

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

As a result of patent infringement claims, or in order to avoid potential infringement claims, we may choose to seek, or be required to seek, a license from the third party, which may require us to pay license fees or royalties or both. Furthermore, if we or our licensors are unsuccessful in any proceedings sought to enforce our patent rights, such patents and patent applications may be narrowed, invalidated or held unenforceable, we may be required to obtain licenses from third parties. Although at this time, we are unaware of any intellectual property that interferes with ours or is complementary and needed to commercialize buntanetap or Posiphen Form B, a third party may also hold intellectual property, including patent rights that are important or necessary to the future development or commercialization of buntanetap, Posiphen Form B, or our future product candidates. It may be necessary for us to use the patented or proprietary technology of third parties to commercialize buntanetap, Posiphen Form B, or our product candidates, in which case we would be required to obtain a license from these third parties. If any of these situations were to occur, such a license may not be available on commercially reasonable terms, or at all, which could materially harm our business. Even if a license can be obtained on acceptable terms, the rights may be nonexclusive, which could give our competitors access to the same intellectual property rights. If we are unable to enter into a license on acceptable terms, we could be prevented from commercializing one or more of our product candidates, forced to modify such product candidates or to cease some aspect of our business operations, which could harm our business significantly.

We may be subject to claims that our employees, consultants or independent contractors have wrongfully used or disclosed confidential information of their former employers or other third parties or claims asserting ownership of what we regard as our own intellectual property.

We employ individuals who were previously employed at other biotechnology or pharmaceutical companies. Although we seek to protect our ownership of intellectual property rights by ensuring that our agreements with our employees, contractors, collaborators and other third parties with whom we do business include provisions requiring such parties to assign rights in inventions to us and not use the proprietary information or know-how of others in their work for us, we may be subject to claims that we or our employees, consultants or independent contractors have inadvertently or otherwise used or disclosed confidential information of our employees’ former employers or other third parties. In addition, while it is our policy to require our employees and contractors who may be involved in the conception or development of intellectual property to execute agreements assigning such intellectual property to us, we may be unsuccessful in executing such an agreement with each party who, in fact, conceives or develops intellectual property that we regard as our own. The assignment of intellectual property rights may not be self-executing, or the assignment agreements may be breached, and we may be forced to bring claims against third parties, or defend claims that they may bring against us, to determine the ownership of what we regard as our intellectual property. We may also be subject to claims that former employers or other third parties have an ownership interest in our patents. Litigation may be necessary to defend against any of the foregoing claims. There is no guarantee of success in defending these claims, and if we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights, such as exclusive ownership or right to use. Even if we are successful, litigation could result in a substantial cost and be a distraction to our management and other employees.

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

If any security breach or other incident, whether actual or perceived, were to occur, it could impact our reputation and/or operations, cause us to incur significant costs and liabilities, including legal expenses, harm customer confidence, hurt our expansion into new markets, cause us to incur remediation costs, or cause us to lose existing customers. For example, the loss of clinical trial data from clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. We also rely on third parties to manufacture buntanetap or Posiphen Form B, and similar events relating to their computer systems could also have a material adverse effect on our business. To the extent that any actual or perceived disruption or security breach affects our systems (or those of our third-party collaborators, service providers, contractors or consultants) or were to result in a loss of or accidental, unlawful or unauthorized access to, use of, release of, or other processing of personally identifiable information, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability, the further development and commercialization of buntanetap, Posiphen Form B, or any future product candidates could be delayed, and we could be subject to significant fines, penalties or liabilities. In addition, a security failure could result in violations of applicable privacy and other laws. If this information is inappropriately accessed and used by a third party or a team member for illegal purposes, such as identity theft, we may be responsible to the affected individuals for any losses they may have incurred as a result of misappropriation. In such an instance, we may also be subject to regulatory action, investigation or liable to a governmental authority for fines or penalties associated with a lapse in the integrity and security of our team members’ or patients’ information. We may be required to expend significant capital and other resources to protect against and remedy any potential or existing security breaches and their consequences. In addition, our remediation efforts may not be successful, and we may not have adequate insurance to cover these losses.

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

We are highly dependent on the development, regulatory, commercialization and business development expertise of Maria L. Maccecchini, Ph.D., as well as the other principal members of our management, scientific and clinical teams. Although we have employment agreements, offer letters or consulting agreements with our executive officers, these agreements do not prevent them from terminating their services at any time.

If we lose one or more of our executive officers or key employees, our ability to implement our business strategy successfully could be seriously harmed. Furthermore, replacing executive officers and key employees may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to successfully develop product candidates, gain regulatory approval and commercialize new products. Competition to hire from this limited pool is intense, and we may be unable to hire, train, retain or motivate these additional key personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. We also experience competition for the hiring of scientific and clinical personnel from universities and research institutions. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development and commercialization strategy. Our consultants and advisors may be engaged by entities other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us.

Other pharmaceutical companies with which we compete for qualified personnel have greater financial and other resources, different risk profiles and a longer history in the industry than we do. They also may provide more diverse opportunities and better chances for career advancement. Some of these characteristics may be more appealing to high-quality candidates than what we have to offer. If we are not able to attract, integrate, retain and motivate necessary personnel to accomplish our business objectives, we may experience constraints that will significantly impede the achievement of our development objectives, our ability to raise additional capital and our ability to implement our business strategy.

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

We may seek to enter into collaborations, joint ventures, licensing arrangements or other similar arrangements with third parties for the development or commercialization of buntanetap and any future product candidates, due to capital costs required to develop or commercialize the product candidate or manufacturing constraints. These relationships or those like them may require us to incur non-recurring and other charges, increase our near- and long-term expenditures, issue securities that dilute our stockholders or disrupt our management and business. In addition, we face significant competition in seeking appropriate strategic partners, and the negotiation process is time-consuming and complex. Moreover, we may not be successful in our efforts to establish or maintain a strategic partnership or other alternative arrangements for any future product candidates and programs, because our research and development pipeline may be insufficient, our product candidates and programs may be deemed to be at too early a stage of development for collaborative effort, and third parties may not view our product candidates and programs as having the requisite potential to demonstrate safety and efficacy. Even if we are successful in our efforts to establish such collaborations, the terms that we agree upon may not be favorable to us. For example, we may need to relinquish valuable rights to our future revenue streams, research programs, intellectual property or product candidates, or grant licenses on terms that may not be favorable to us, as part of any such arrangement, and such arrangements may restrict us from entering into additional agreements with other potential collaborators. If we license products or businesses, we may not be able to realize the benefit of such transactions if we are unable to successfully integrate them with our existing operations and company culture. In addition, if we enter into such collaborations, we will have limited control over the amount and timing of resources that our collaborators will dedicate to the development or commercialization of our product candidates. Our ability to generate revenue from these arrangements will depend on any future collaborators’ abilities to successfully perform the functions assigned to them in these arrangements. We cannot be certain that, following a strategic transaction or license, we will achieve the revenues or specific net income that justifies such transaction. Furthermore, we may not be able to maintain such collaborations if, for example, the development or approval of a product candidate is delayed, the safety of a product candidate is questioned, or the sales of an approved product candidate are unsatisfactory. Any delays in entering into new strategic partnership agreements related to our drug candidates could also delay the development and commercialization of our product candidates and reduce their competitiveness even if they reach the market.

Collaborations involving buntanetap or any future product candidates would pose significant risks to us, including the following:

●	collaborators have significant discretion in determining the efforts and resources that they will apply to these collaborations;
●	collaborators may not perform their obligations as expected, or at all;
●	we could grant exclusive rights to our collaborators that would prevent us from collaborating with others;
●	collaborators may not pursue development and commercialization of any product candidates that achieve regulatory approval or may elect not to continue or renew development or commercialization programs based on clinical trial results, changes in the collaborators’ strategic focus or available funding, or external factors, such as an acquisition, that divert resources or create competing priorities;
●	collaborators may delay clinical trials, provide insufficient funding for a clinical trial program, stop a clinical trial or abandon a product candidate, repeat or conduct new clinical trials or require a new formulation of a product candidate for clinical testing;
●	collaborators could independently develop, or develop with third parties, products that compete directly or indirectly with our product candidates if the collaborators believe that competitive products are more likely to be successfully developed or can be commercialized under terms that are more economically attractive than ours;
●	product candidates discovered in collaboration with us may be viewed by our collaborators as competitive with their own product candidates or drugs, which may cause collaborators to cease to devote resources to the commercialization of our product candidates;
●	a collaborator with marketing and distribution rights to any product candidate that achieves regulatory approval may not commit sufficient resources to the marketing and distribution of such products;
●	a collaborator’s sales and marketing activities or other operations may not be in compliance with applicable laws, resulting in civil or criminal proceedings;
●	disagreements with collaborators, including disagreements over proprietary rights, contract interpretation or the preferred course of development, might cause delays in or termination of the research, development or commercialization of product candidates, might lead to additional responsibilities for us with respect to product candidates or might result in litigation or arbitration, any of which would be time-consuming and expensive;
●	collaborators may not properly enforce, maintain or defend our or their intellectual property rights or may use our or their proprietary information in such a way as to invite litigation that could jeopardize or invalidate such intellectual property or proprietary information or expose us to potential litigation;

●	collaborators may infringe, misappropriate or otherwise violate the intellectual property rights of third parties, which may expose us to litigation and potential liability;
●	collaborators may not provide us with timely and accurate information regarding development, regulatory or commercialization status or results, which could adversely impact our ability to manage our own development efforts, accurately forecast financial results or provide timely information to our stockholders regarding our out-licensed product candidates;
●	we may be required to invest resources and attention into such collaboration, which could distract us from other business objectives;
●	disputes may arise between the collaborators and us regarding ownership of or other rights in the intellectual property generated in the course of the collaborations;
●	collaboration agreements may not lead to development or commercialization of product candidates in the most efficient manner, or at all;
●	if a collaborator of ours were to be involved in a business combination, the continued pursuit and emphasis on our product development or commercialization program could be delayed, diminished or terminated; and
●	collaborations may be terminated, including for the convenience of the collaborator, prior to or upon the expiration of the agreed upon terms and, if terminated, we may find it more difficult to enter into future collaborations or be required to raise additional capital to pursue further development or commercialization of the applicable product candidates.

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

We are increasingly dependent upon information technology systems, infrastructure and data to operate our business. Our computer systems, as well as those of our CROs and other contractors and consultants, are vulnerable to damage from computer viruses, unauthorized access, natural disasters (including hurricanes), team member misconduct, human error, terrorism, war and telecommunication and electrical failures. If such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs. For example, the loss of preclinical or clinical trial data from completed, ongoing or planned trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of or damage to our data or applications, or inappropriate disclosure of personal, confidential or proprietary information, we could incur liability and the further development of buntanetap or any other product candidate could be delayed. It is not possible to prevent all threats to our information technology systems and information and those of our third-party service providers, over which we exert less control, and any controls we implement to do so may prove to be ineffective.

Disruption, failure or cybersecurity breaches affecting or targeting computers and infrastructure used by us or our business partners may adversely impact our business and operations.

We use computers and telecommunication systems to analyze and store financial and operating data and to communicate within our company, with outside business partners and across international borders. These systems can be subject to technical system flaws; power loss; cyber attacks, including viruses, malware, phishing, ransomware, terrorism, surveillance, unauthorized access, malicious software, intentional or inadvertent data privacy breaches by employees or others with authorized access, hacktivism, ransomware, physical or electronic break-ins, fires or natural disasters, supply chain attacks and other cybersecurity issues. We have no assurance that our systems are appropriately redundant to withstand these events. Accordingly, such events could cause adverse effects and material disruptions to our operations or systems or those of our business partners; compromise the security, integrity, availability, and confidentiality of customer information, employee information, strategic projects, product formulas and other trade secrets, other business or personal sensitive data, including third-party confidential information in our possession. Release of third-party confidential information could materially harm our reputation, affect our relationships with such parties and expose us to liability. Although we have introduced many security measures, including firewalls and information technology security policies and training, these measures may not offer the appropriate level of security. A security breach or other compromise of our information security safeguards could expose our confidential information, including third-party confidential information in our possession (such as customer information) to theft and misuse, which could in turn adversely affect our relationships with such third parties and have an adverse effect on our business, financial condition, results of operations and cash runway.

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

The market price of our common stock is volatile. For example, from July 1, 2025, to February 24, 2026, the closing price of our common stock on the New York Stock Exchange (“NYSE”) ranged from as low as $1.66 to as high as $5.10, and daily trading volume ranged from 69,500 shares to 44,362,600 shares. The market price of our common stock may be subject to wide fluctuations in response to a variety of factors, including the following:

●	results of our clinical trials and the results of trials of our competitors or those of other companies in our market sector;
●	our ability to enroll subjects in our future clinical trials;
●	delays or unanticipated developments in the completion of our planned clinical trials;
●	any delay in submitting an NDA and any adverse development or perceived adverse development with respect to the FDA’s review of that NDA;
●	our ability to obtain and maintain regulatory approval of buntanetap or any future product candidates or additional indications thereof, or limitations to specific label indications or patient populations for its use, or changes or delays in the regulatory review process;
●	failure to successfully develop and commercialize buntanetap or any future product candidates;
●	the degree and rate of physician and market adoption of any of our current and future product candidates;

●	inability to obtain additional funding or obtaining funding on unattractive terms;
●	regulatory or legal developments in the United States and other countries applicable to buntanetap or any other product candidates;
●	adverse regulatory decisions;
●	changes in the structure of healthcare payment systems;
●	manufacturing, supply or distribution delays or shortages, including our inability to obtain adequate product supply for buntanetap or any other product candidates, or the inability to do so at acceptable prices;
●	the success or failure of our efforts to identify, develop, acquire or license additional product candidates;
●	introduction of new products, services or technologies by our competitors;
●	failure to meet or exceed financial projections we provide to the public;
●	failure to meet or exceed the estimates and projections of the investment community;
●	changes in the market valuations of companies similar to ours;
●	market conditions in the pharmaceutical and biotechnology sectors, and the issuance of new or changed securities analysts’ reports or recommendations;
●	announcements of significant acquisitions, strategic collaborations, joint ventures or capital commitments by us or our competitors;
●	any changes to our relationship with any manufacturers, suppliers, collaborators or other strategic partners;
●	significant lawsuits, including patent or shareholder litigation, and disputes or other developments relating to our proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;
●	additions or departures of key scientific or management personnel;
●	sales of our common stock by us or our stockholders in the future;
●	changes in our capital structure, such as future issuances of securities and the incurrence of additional debt;
●	changes in accounting standards, policies, guidelines, interpretations or principles;
●	trading volume of our common stock;
●	actual or anticipated fluctuations in our financial condition and results of operations;
●	publication of news releases by other companies in our industry, and especially direct competitors, including about adverse developments related to safety, effectiveness, accuracy and usability of their products, reputational concerns, reimbursement coverage, regulatory compliance, and product recalls;
●	announcement or progression of geopolitical events (including in relation to the conflict between Russia and Ukraine or in the Middle East); and

●	the other factors described in this “Risk Factors” section.

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

Our failure to regain the NYSE’s continued listing requirements could result in a delisting of our common stock.

On March 26, 2025, Annovis received a notice (the “Notice”) from the NYSE that it is no longer in compliance with the NYSE continued listing standards set forth in Section 802.01B of the NYSE’s Listed Company Manual due to the fact that the Company’s average market capitalization over a consecutive 30 trading-day period was less than $50 million and, at the same time, its stockholders’ equity was less than $50 million. In accordance with the Notice, Annovis submitted a business plan to the NYSE for regaining compliance with the listing standard. The plan was accepted by the NYSE in May 2025. In its acceptance letter, the NYSE gave Annovis 18 months from the receipt of the March 26, 2025 Notice to regain compliance with the listing standard. If we fail to regain compliance with the continued listing requirements of the NYSE, such as the corporate governance requirements, market capitalization or the minimum closing bid price requirement, the NYSE may take steps to delist our common stock. Such a delisting would likely have a negative effect on the price of our common stock and would impair our stockholders’ ability to sell or purchase our common stock when they wish to do so. In the event of a delisting, we can provide no assurance that any action taken by us to restore compliance with listing requirements would allow our common stock to become listed again, stabilize the market price or improve the liquidity of our common stock, or prevent future non-compliance with the listing requirements of the NYSE.

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

Our directors, executive officers and stockholders affiliated with our directors and executive officers own 15.0% of the current voting power of our outstanding common stock. Therefore, acting together, they have the ability to substantially influence all matters submitted to our Board of Directors or stockholders for approval. For example, these holders may be able to control the appointment of our management, elections and removal of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. The interests of these holders may not always coincide with our corporate interests or the interests of other stockholders, and they may act in a manner with which our stockholders may not agree or that may not be in the best interests of our other stockholders. This concentration of ownership may have the effect of delaying, deferring or preventing a change in control, impeding a merger, consolidation, takeover or other business combination involving us, or discouraging a potential acquiror from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would benefit other stockholders. So long as they continue to own a significant amount of our equity, these holders will be able to strongly influence or effectively control our decisions.

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

As a public company, we will incur significant legal, accounting and other expenses. The Sarbanes-Oxley Act of 2002 (“SOX”), the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of the NYSE, and other applicable securities rules and regulations impose various requirements on U.S. reporting public companies, including the establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations increase our legal and financial compliance costs and make some activities more time-consuming and costly. For example, these rules and regulations may make it more expensive for us to obtain director and officer liability insurance, which in turn could make it more difficult for us to attract and retain qualified senior management personnel or members for our Board of Directors. In addition, these rules and regulations are often subject to varying interpretations, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. Pursuant to Section 404 of SOX, we are required to furnish a report by our senior management on our internal control over financial reporting. While we remain a smaller reporting company, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm.

To comply with Section 404, we are required to engage in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we need to continue to dedicate internal resources, engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and maintain a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that we will not be able to conclude, within the prescribed timeframe, or at all, that our internal control over financial reporting is effective as required by Section 404. We have had a material weakness in our internal control over financial reporting in the past and cannot assure you that there will not be material weaknesses or significant deficiencies in our internal control over financial reporting in the future. Any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report our financial condition, results of operations or cash flows. If we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm determines we have a material weakness or significant deficiency in our internal control over financial reporting once that firm begins its Section 404 reviews, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of our common stock could decline, and we could be subject to sanctions or investigations by the NYSE, SEC or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.

We are an “smaller reporting company,” and the reduced reporting requirements applicable to smaller reporting companies may make our common stock less attractive to investors.

We are a smaller reporting company as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our ordinary shares held by non-affiliates is equal to or exceeds $250 million as of the prior June 30, or (2) our annual revenues equaled or exceeded $100 million during such completed fiscal year and the market value of our ordinary shares held by non-affiliates is equal to or exceeds $700 million as of the prior June 30.

We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock, and our share price may be more volatile.

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

In the event of a potential cybersecurity incident, the AIMC will conduct an assessment to determine the nature and scope of the incident and manages the incident in accordance with our incident response plan until the incident is contained and resolved. The AIMC will document findings and make them available to the Disclosure Committee, which includes cross functional senior management representation from legal, finance, investor relations and business segments. The Disclosure Committee, in conjunction with third-party experts, including outside legal counsel, is responsible for assessing the materiality of any cybersecurity incident and coordinating external communications and disclosures, including with the SEC.

As of December 31, 2025, we are not aware of any cybersecurity threats that have materially affected or are reasonably likely to materially affect the Company's business strategy, results of operations, or financial condition, although we may be materially affected in the future by such risks or future material incidents. See “Risk Factors—Risks Related to Our Business Operations—Disruption, failure or cyber security breaches affecting or targeting computers and infrastructure used by us or our business partners may adversely impact our business and operations” for additional information regarding cybersecurity risks.

Governance

Roles and Responsibilities

Cybersecurity is an important part of our risk management processes and an area of focus for the Annovis management and Board of Directors. We continue to invest in cybersecurity and enhance our internal controls and processes, which are designed to help protect our systems and the information they contain.

Our Board of Directors is actively involved in the assessment, oversight and management of the material risks that could affect the Company. The Board of Directors has delegated to the Audit Committee the responsibility to oversee the integrity of the Company’s information technology and cybersecurity risks and to assess the risks and incidents relating to cybersecurity threats. While our Board and Audit Committee oversee cybersecurity risk, management, through the AIMC, is responsible for the implementation and management of cybersecurity risk management systems and processes and for the communication of incidents to senior management and the Audit Committee.

The AIMC meets with the Audit Committee on a quarterly basis and meets with the Board at least annually. Additionally, the Audit Committee regularly meets with members of the Company’s internal audit function to discuss risk management activities, compliance, best practices, and other related matters.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is listed on the NYSE under the symbol “ANVS”. Our common stock began trading on the NYSE on November 18, 2021. From January 29, 2020, the date of our IPO, to November 17, 2021, our common stock traded on the NYSE American. Prior to January 29, 2020, there was no public market for our stock.

Holders of Record

As of March 13, 2026, there were approximately 30 holders of record of shares of our common stock. This number does not reflect the beneficial holders of our common stock who hold shares in street name through brokerage accounts or other nominees.

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

Overview

Company Overview

We are a late-stage clinical drug platform company addressing neurodegeneration, such as Alzheimer’s disease (“AD”) and Parkinson’s disease (“PD”). We are developing our lead product candidate, buntanetap, which is designed to address AD, PD, and potentially other chronic neurodegenerative diseases. Buntanetap is a synthetically produced small molecule, orally administered, brain penetrant compound. In several studies, buntanetap was observed to inhibit the synthesis of neurotoxic proteins — APP/Aβ (“APP”), tau/phospho-tau (“tau”), α-Synuclein (“αSYN”) and TDP43 — that are some of the main causes of neurodegeneration. High levels of neurotoxic proteins lead to reduced axonal transport, which is responsible for communication between and within nerve cells. When that communication is compromised, the immune system is activated and attacks the nerve cells, eventually killing them. We have observed in our completed clinical studies in AD and PD patients and preclinical studies in mice and rats that buntanetap lowered neurotoxic protein levels leading to improved axonal transport, reduced inflammation, lower nerve cell death and improved affected function.

We designed our studies by applying our understanding of the underlying neurodegenerative disease states and measured both target and pathway validation in the spinal fluid of patients to determine whether patients’ underlying disease condition improved following treatment. In addition to meeting their primary endpoints of safety and tolerability and secondary endpoint of pharmacokinetics (“PK”) of buntanetap, our AD/PD Trials also met exploratory endpoints of measures of biomarkers and improvements in cognition in AD patients as well as function in PD patients. We believe that the AD/PD Trials represent the first double-blind, placebo-controlled study that showed improvements in AD patients, as measured by Alzheimer’s Disease Assessment Scale-Cognitive Subscale (“ADAS-Cog”), and in PD patients, as measured by Unified Parkinson’s Disease Rating Scale (“MDS-UPDRS” or “UPDRS”).

Currently we are conducting two clinical studies – a pivotal Phase 3 study in early AD (“Phase 3 AD Trial”) (NCT06709014) and an open-label extension (“OLE”) study in PD (NCT07284784), and we plan for a third study in Parkinson’s disease dementia (“PDD”).

In February of 2025, we initiated the FDA-cleared pivotal Phase 3 AD Trial: a randomized, double-blind, placebo-controlled, multicenter Phase 3 study in 760 early AD patients. The trial investigates buntanetap and consists of two parts: a 6-month treatment period aimed at confirming buntanetap’s symptomatic efficacy, followed by an additional 12 months of treatment to show potential disease-modifying efficacy at 18 months. After the 6-month treatment period has been completed, patients will continue to be blinded for an additional 12 months. If well-designed and well-executed, the symptomatic portion of the trial may be sufficient to support a New Drug Application (“NDA”) filing, potentially within one year of the 6-month treatment period completion. A similar pathway could be available after 18 months, where a second NDA for disease modification may be supportable with a well-designed and well-executed long-term portion of the trial.

This pivotal Phase 3 AD Trial will utilize standard clinical outcome measures including Alzheimer’s Disease Assessment Scale-Cognitive Subscale 13 (“ADAS-Cog13”) and Alzheimer’s Disease Cooperative Study-Instrumental Activities of Daily Living (“ADCS-iADL”). Volumetric MRI imaging and certain plasma biomarkers will also be assessed, including p-tau217 levels, leveraging recent biomarker assay advances in AD to better diagnose Alzheimer’s patients and disease progression.

In January of 2026, we began an OLE study to evaluate the long-term safety and efficacy of buntanetap in PD patients. The study aims to enroll 500 patients, who will be treated with buntanetap for 36 months or until buntanetap is on the market. The patient population consists of two cohorts: cohort 1 with invited participants from prior clinical studies and cohort 2 with patients who did not take part in earlier trials but have been receiving deep brain stimulation (“DBS”) for at least 12 months following successful surgery. The OLE PD study represents an important step toward a future NDA submission by helping meet the FDA patient exposure requirements.

In 2025, we further discussed a study in PDD with the FDA. After showing that the amyloid-positive PD population with the Mini Mental State Examination (“MMSE”) score above 20 responds exceptionally well to our drug, buntanetap, we received approval to proceed. We are refining the proposed protocol for the PDD program and will initiate the study contingent on additional funding.

To date, we have concluded 12 clinical studies, most of which were in healthy volunteers to assess safety, food effect, PK, distribution, etc. The most important clinical studies are described below:

In 2021, we completed two Phase 1/2 clinical studies: one in 14 early AD patients and one in 54 early PD patients (together, the “AD/PD Trials”). In the AD/PD Trials, early AD patients were defined as those with a MMSE score between 19 and 28 and early PD patients as those at Hoehn & Yahr stages 1, 2 or 3. MMSE is a brief screening instrument used to assess cognitive function, with total scores ranging from 0 to 30 and a lower score indicating greater disease severity, while the Hoehn & Yahr scale is a medical assessment used to measure staging of the functional disability associated with PD where a higher stage indicates greater disease severity. In collaboration with the Alzheimer’s Disease Cooperative Study (“ADCS”), we also conducted a trial in 16 early AD patients (the “ADCS Trial”). In the ADCS Trial, early AD patients were defined as those patients with a MMSE score between 19 and 28. At the completion of the ADCS Trial, the data showed that buntanetap acts as a translational inhibitor in humans just like in animals, and we further observed that there was statistical improvement in cognition in early AD patients, just like in the AD/PD Trials.

All three clinical trials above were double-blind and placebo-controlled. We designed the studies by applying our understanding of the underlying neurodegenerative disease states and measured both target and pathway validation in the spinal fluid of patients to determine whether patients’ underlying disease condition improved following treatment. In addition to meeting their primary endpoints of safety and tolerability and secondary endpoint of PK of buntanetap, our AD/PD Trials also met exploratory endpoints of measures of biomarkers and improvements in cognition in AD patients as well as function in PD patients. We believe that the AD/PD Trials represent the first double-blind, placebo-controlled study that showed improvements in AD patients, as measured by ADAS-Cog and in PD patients, as measured by UPDRS. ADAS-Cog is an assessment scale that measures cognitive functions and non-cognitive functions such as mood and behavior. More specifically, ADAS-Cog11 is the cognitive assessment scale used to measure areas commonly seen to decline in AD patients. It consists of 11 specific tasks such as word recall, comprehension, object-naming, etc., in order to produce a scale measurement. UPDRS Part II and III are composed of a 42-item rating scale designed to assess PD-related disability and impairment and also evaluate the activities of daily living and motor function.

Following completion of the AD/PD Trials, we submitted our data to the FDA and requested direction to further pursue the development of buntanetap in early PD patients. With the FDA’s guidance, we initiated a Phase 3 study in early PD patients in August 2022 (the “Phase 3 PD Trial”). In the Phase 3 PD Trial, early PD patients were defined as those at Hoehn & Yahr stages 1, 2 or 3 and OFF times of less than two hours per day. OFF time refers to periods when PD motor and/or non-motor symptoms occur between medication doses. We also submitted a proposed protocol for the treatment of moderate AD to the FDA, and after receiving permission to proceed, we initiated a Phase 2/3 study in mild to moderate AD patients in February 2023 (“Phase 2/3 AD Trial”). In the Phase 2/3 AD Trial, mild to moderate AD patients were defined as those with a MMSE score between 14 and 24. Our Phase 3 PD Trial and Phase 2/3 AD Trial each had built-in interim analyses.

Our Phase 3 PD Trial was completed on December 4, 2023, and we released the topline PD study efficacy data on July 2, 2024. The study data showed that in two subgroups, buntanetap improved UPDRS II, III, II+III and total. It also showed that in the entire ITT Alzheimer’s population, buntanetap stopped the loss of cognition and that in the 12% of patients that already had cognitive issues, buntanetap improved cognition in a dose-dependent, statistically significant way. We asked the FDA for a Type C meeting to discuss the data and the continued development of buntanetap for Lewy body dementia. In response, we received a letter from the FDA saying that because Lewy body dementia is a challenging disease to treat and because there are no accepted endpoints, they would like to discuss the two conditions — dementia with Lewy bodies and PDD — separately and independently. However, the FDA did approve a protocol for an OLE study in PD patients, consisting of two cohorts: cohort 1 with invited participants from prior clinical studies and cohort 2 with patients who did not take part in earlier trials but have been receiving DBS for at least 12 months following successful surgery.

Our Phase 2/3 AD Trial was completed on February 13, 2024, and on April 29, 2024, we announced topline efficacy data. The data showed that in early AD patients, buntanetap improved ADAS-Cog11 in a dose-dependent fashion and was statistically significant from placebo and from baseline.

On October 10, 2024, the Company met with the FDA in an end-of-phase 2 meeting to discuss the Phase 2/3 AD data and to agree on a regulatory path forward. Annovis and the FDA have aligned on a development path for buntanetap towards the filing of NDAs, one for short-term and one for long-term efficacy. During the end-of-phase 2 meeting for AD, the FDA raised no concerns with our data on buntanetap’s safety, including impact on liver enzymes, drug interactions, dose selection, PK and population PK. Further, the FDA confirmed that future development can proceed using the new crystal form of buntanetap.

We believe that we are the only company developing a drug for AD and PD that inhibits more than one neurotoxic protein and has a mechanism of action designed to restore nerve cell axonal and synaptic activity. By improving brain function, our goal is to treat memory loss and dementia associated with AD, as well as body and brain function issues associated with PD. Based on preclinical and clinical data collected to date, we believe that buntanetap has the potential to be the first drug to interfere with the underlying mechanism of neurodegeneration, potentially enabling buntanetap to be the only drug to improve cognition in AD and motor function in PD. The industry has historically encountered challenges in specifically targeting one neurotoxic protein, be it APP, tau or αSYN, indicating that doing so does not change the underlying course of neurodegeneration. Our ultimate goal is to develop a disease modifying drug (“DMD”) for patients with neurodegeneration by leveraging our clinical and preclinical data, which shows inhibition of the most relevant neurotoxic proteins. Studies have found that AD and PD are the most common neurodegenerative diseases in the United States, and accordingly these diseases present two unmet needs of the aging population and two potentially large U.S. markets, when DMD is developed and approved.

We have never been profitable and have incurred net losses since inception. Our accumulated deficit on December 31, 2025 was $163.7 million. We expect to incur losses for the foreseeable future, and we expect these losses to increase as we continue our development of, and seek regulatory approvals for, our product candidates. Because of the numerous risks and uncertainties associated with product development, we are unable to predict the timing or amount of increased expenses or when we will be able to achieve or maintain profitability, if at all.

Financial Operations Overview

The following discussion sets forth certain components of our statements of operations as well as factors that impact those items.

Segment Information

As of December 31, 2025, we viewed our operations and managed our business as one operating segment consistent with how our chief operating decision-maker (“CODM”), our Chief Executive Officer, makes decisions regarding resource allocation and assessing performance. As of December 31, 2025, substantially all of our assets were located in the United States. Our headquarters is located in Malvern, Pennsylvania.

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

Our research and development expenses in 2025 were primarily related to our Phase 3 AD Trial which started in February 2025. Our research and development expenses in 2024 were primarily related to the wind-down and analysis of our Phase 3 study in early PD patients and our Phase 2/3 study in AD patients, as well as preparatory work for our pivotal Phase 3 AD study program in early AD patients. We expect that our research and development expenses in 2026 and for the next several years will continue to remain elevated as a result of costs associated with completing our Phase 3 trial for AD, the OLE PD study, our planned Phase 3 trial for PDD, and other subsequent planned activities leading up to a potential NDA filing(s) with the FDA. These expenditures are subject to numerous uncertainties regarding timing and cost to achieve completion. Completion of our clinical development and clinical trials may take several years or more and the length of time generally varies according to the type, complexity, novelty and intended use of our product candidates. The cost of clinical trials may vary significantly over the life of a project as a result of differences arising during clinical development.

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

General and Administrative Expenses

General and administrative expenses consist primarily of salaries, benefits and other related costs, including public company costs as well as stock-based compensation, for personnel serving in our executive, finance, accounting, and administrative functions. Our general and administrative expenses also include professional fees for legal services, including patent-related expenses, consulting, tax and accounting services, insurance, rent and general corporate expenses. We expect that our general and administrative expenses will increase as a result of the continued clinical development and potential commercialization of our product candidates.

Income Taxes

As of December 31, 2025, the Company had U.S. federal net operating loss (“NOL”) carryforwards of $72.4 million which may be available to offset future income tax liabilities and will expire beginning in 2032. As of December 31, 2025, the Company also had U.S. state NOL carryforwards of $74.9 million which may be available to offset future income tax liabilities and will expire beginning in 2028.

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

Results of Operations

Years ended December 31, 2025 and 2024

Operating expenses and other income (expense) were comprised of the following:

	Year Ended
	December 31,
	2025	2024	Change

	(in thousands)
Operating expenses:
Research and development	$25,216	$19,995	$5,221
General and administrative	4,480	6,699	(2,219)
Total operating expense	29,696	26,694	3,002
Other income (expense):
Interest income	699	332	367
Other financing costs	—	(1,853)	1,853
Change in fair value of warrants	142	3,626	(3,484)
Total other income, net	841	2,105	(1,264)
Net loss	$28,855	$24,589	$4,266

Research and Development Expenses

Research and development expenses increased by $5.2 million for the year ended December 31, 2025, compared to the year ended December 31, 2024. The increase was primarily attributable to $8.4 million increase in costs associated with our Phase 3 AD Trial patients and a $0.8 million increase in bioanalytical work. These increases are partially offset by a $2.6 million decrease in clinical material manufacturing costs, which resulted from a large supply of product being released for use in the Phase 3 studies during 2024, a $0.9 million decrease in statistical work, and a $0.5 million decrease in stock-based compensation expense. During the six months ended December 31, 2025, the Company incurred expenses of $10.6 million in our AD program and $1.5 million in our PD program.

General and Administrative Expenses

General and administrative expenses decreased by $2.2 million for the year ended December 31, 2025, compared to the year ended December 31, 2024. The decrease was primarily due to a $1.5 million decrease in stock-based compensation expense, $0.5 million decrease in reduced stock listing and transfer fees as well as a $0.2 million decrease in corporate legal costs.

Interest Income

Interest income increased by $0.4 million for the year ended December 31, 2025, compared to the year ended December 31, 2024. The increase was driven by increased cash and cash equivalent balances, as a result of our public offering with ThinkEquity, which closed in February 2025.

Other Financing Costs

There were no other financing costs incurred for the year ended December 31, 2025, compared to $1.9 million incurred for the year ended December 31, 2024. The $1.9 million decrease was attributable to the 2024 Equity Line of Credit (“ELOC”) financing facility being exhausted prior to the year ended December 31, 2025, whereas during the same period during 2024 the facility was active.

Change in Fair Value of Warrants

Change in fair value of warrants was a gain of $0.1 million for the year ended December 31, 2025, compared to a gain of $3.6 million the year ended December 31, 2024. The $3.5 million difference between periods was primarily driven by increased volatility in our stock price during the first half of 2024, as compared to 2025.

Liquidity and Capital Resources

Since our inception in 2008, we have devoted most of our cash resources to research and development and general and administrative activities. We have financed our operations primarily with the proceeds from the sale of common stock and warrants. To date, we have not generated any revenues from the sale of products, and we do not anticipate generating any revenues from the sales of products for the foreseeable future. We have incurred losses and generated negative cash flows from operations since inception. As of December 31, 2025, our principal source of liquidity was our cash and cash equivalents, which totaled $19.5 million. We do not believe that our cash on hand will be sufficient to fund our operations for at least twelve months beyond the date of this filing.

October 2025 Registered Direct Offerings and Warrant Issuances

On October 10, 2025, the Company entered into a Securities Purchase Agreement, with the purchasers signatory thereto pursuant to which the Company agreed to issue and sell, in a registered direct offering an aggregate of 3,150,000 shares (the "Shares”) of the Company’s common stock, $0.0001 par value per share and pre-funded warrants to purchase up to an aggregate of 850,000 shares of Common Stock (the "Pre-Funded Warrants”). The Shares and the Pre-Funded Warrants are collectively referred to herein as the "Securities.” The offering price of each Share is $1.50 per share. The offering price of each Pre-Funded Warrant is $1.4999 (equal to the offering price per Share, minus $0.0001, the exercise price of each Pre-Funded Warrant). In addition, in connection with this offering, the Company granted to a placement agent, warrants to purchase a total 200,000 shares of Common Stock (the “October 14, 2025 Placement Agent Warrants”) that have an exercise price per share equal to $2.20 and a term of 5 years from the date of issuance. The net proceeds to the Company from the Offering were $5.5 million. The Company issued 850,000 shares of common stock upon the exercise of the pre-funded warrants during the year ended December 31, 2025. As of December 31, 2025, no pre-funded warrants remained outstanding.

On October 26, 2025, the Company entered into (i) a Securities Purchase Agreement, with the purchasers signatory thereto pursuant to which the Company agreed to issue and sell, in a registered direct offering an aggregate of 597,561 shares of the Company’s common stock, $0.0001 par value per share and (ii) Stock Subscription Agreements (the "Subscription Agreements”) with two members of the Board of Directors of the Company pursuant to which they agree to purchase an aggregate of 1,073,171 shares of Common Stock. An aggregate number of 1,670,732 shares of Common Stock was issued. The offering price of each share was $2.05 per share. In addition, in connection with this offering, the Company granted to a placement agent, warrants to purchase a total 83,357 shares of Common Stock (the “October 26, 2025 Placement Agent Warrants”) that have an exercise price per share equal to $2.56 and a term of 5 years from the date of issuance. The aggregate fair market value was recorded as an offset to gross proceeds of the Offering and an increase to additional paid-in capital. The net proceeds to the Company from the Offering were $3.1 million.

February 2025 ThinkEquity Underwritten Offering and Warrant Issuance

On February 3, 2025, the Company entered into an Underwriting Agreement with ThinkEquity LLC (“ThinkEquity”), with respect to an underwritten public offering of 5.3 million units of the Company, each unit consisting of one share of common stock, par value $0.0001 per share and one warrant to purchase one share of the Company Stock (the “ThinkEquity Warrants”). The units were priced at $4.00 per unit and the offering resulted in gross proceeds of $21.0 million, before deducting underwriting discounts, fees and other related expenses. Net proceeds from the transaction totaled $19.3 million. The ThinkEquity Warrants have an exercise price of $5.00 per share, are immediately exercisable and expire five years from their date of issuance. The shares of common stock and warrants were issued separately. No ThinkEquity Warrants were exercised during the year ended December 31, 2025.

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

During the year-ended December 31, 2025, the Company sold 2.1 million shares of common stock pursuant to the Distribution Agreement for gross proceeds of $6.8 million before commissions.

Future Capital Requirements

We do not have sufficient capital on hand to fund our operations for the next 12 months and will need to raise additional capital to meet our obligations as they become due. We believe that our current cash and cash equivalents will be sufficient to fund our operating expenses and capital expenditure requirements into the third quarter of 2026. We will need to raise substantial additional capital to complete the development and commercialization of our product candidates through public or private equity offerings, debt financings, collaboration and licensing arrangements or other financing alternatives. However, there can be no assurance that we will be successful in raising additional capital or that such capital, if available, will be on terms that are acceptable to us. If we are unable to raise sufficient additional capital or defer sufficient operating expenses, we may be compelled to reduce the scope of our operations. Accordingly, we have concluded that substantial doubt exists with respect to our ability to continue as a going concern within one year after the date that these financial statements are issued.

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

Adequate funding may not be available to us on acceptable terms, or at all. Our potential inability to raise capital when needed could have a negative impact on our financial condition and our ability to pursue our business strategies. If we are unable to raise additional funds as required, we may need to delay, reduce, or terminate some or all development programs and clinical trials. We may also be required to sell or license our rights to product candidates in certain territories or indications that we would otherwise prefer to develop and commercialize ourselves. If we are required to enter into collaborations and other arrangements to address our liquidity needs, we may have to give up certain rights that limit our ability to develop and commercialize our product candidates or may have other terms that are not favorable to us or our stockholders, which could materially and adversely affect our business and financial prospects. See the section of this Annual Report on Form 10-K titled “Risk Factors” for additional risks associated with our substantial capital requirements.

Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities the years ended December 31, 2025 and 2024.

	Year Ended
	December 31,
	2025	2024

	(in thousands)
Total net cash provided by (used in):
Operating activities	$(25,620)	$(21,895)
Financing activities	34,600	26,692
Net increase (decrease) in cash and cash equivalents	$8,980	$4,797

Operating Activities

For the year ended December 31, 2025, cash used in operations was $25.6 million compared to $21.9 million for the year ended December 31, 2024. The increase in cash used in operations was primarily the result of additional cash paid for clinical trials and related expenses, given the planned timing of study costs and related disbursements.

Contingent upon continued achievement of our fundraising requirements, we expect cash used in operating activities to remain at elevated levels, due to expected operating expenditures associated with continued development of our product candidates. More specifically, we expect elevated operating cash burn as a result of costs associated with completing our active Phase 3 trial for AD.

Financing Activities

Cash provided by financing activities was $34.6 million during the year ended December 31, 2025, which primarily consisted of the $19.2 million of proceeds from our registered offering with ThinkEquity, $6.8 million of proceeds from our ATM facility with OpCo., $5.5 million of proceeds from our registered offering of shares and Pre-Funded Warrants, as well as $3.1 million of proceeds from our registered offering of shares with our two members of the Board of Directors.

Cash provided by financing activities was $26.7 million during the year ended December 31, 2024, which primarily consisted of $8.2 million from warrant exercises, a combined $3.9 million received from our two March registered direct offerings and $14.6 million of proceeds from share issuances under our ELOC Purchase Agreement.

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

Research and Development Expenses and Clinical Trial Accruals

As part of the process of preparing the financial statements included elsewhere in this Annual Report on Form 10-K, we are required to estimate and record expenses, for which a large portion are research and development expenses. Research and development expenses include, among other categories - development, clinical trials, and regulatory compliance costs incurred with research organizations, contract manufacturers, and other third-party vendors. We rely on third parties to conduct our clinical studies and to provide many of these services, including data and project management, statistical analysis and electronic compilation. At the end of each reporting period, the estimation process involves identifying services that have been performed on our behalf by third parties, estimating and accruing expenses in our financial statements based on the evaluation of the progress to completion of specific tasks and the facts and circumstances known to us at the time of the estimate, and assessing the accuracy of these estimates going forward to determine if adjustments are required. We periodically collaborate with our third-party vendors to assist in determining our estimates. Payments for these activities performed by our third-party vendors are based on the terms of the individual arrangements with our third-party vendors, which may differ from the pattern of costs incurred, and are reflected in the financial statements as prepaid or accrued research and development expense, as applicable. We believe our estimates and assumptions are reasonable under the current conditions; however, actual results may differ from these estimates. Any changes to estimates will be recorded in the period in which a circumstance causing a change in estimate becomes known and the impact of any change in estimate could be material.

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

Stock-based compensation expense was $1.8 million and $3.8 million for the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025, we had $1.1 million of unrecognized stock-based compensation expense, related to service-based options, which will be recognized over a remaining weighted-average period of 1.1 years.

Valuation of Common Stock Warrant Liabilities

The fair value of Common Stock Warrant Liabilities is determined using a Black-Scholes option-pricing model. Determining the appropriate fair value model and calculating the fair value of Common Stock Warrants requires considerable judgment. Any change in the estimates used may cause the value to be higher or lower than that reported. The Common Stock Warrants are not traded in an active market, and the fair value is determined using valuation techniques. The estimates may be significantly different from those recorded in the financial statements because of the use of judgment and the inherent uncertainty in estimating the fair value of these instruments that are not quoted in an active market. All changes in the fair value are recorded in the statements of operations each reporting period.

Recently Adopted Accounting Pronouncements

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which improves income tax disclosures by requiring: (1) consistent categories and greater disaggregation of information in the rate reconciliation, and (2) income taxes paid disaggregated by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures. ASU 2023-09 is effective for annual periods beginning after December 15, 2024. Early adoption is permitted. The ASU indicates that all entities will apply the guidance prospectively with an option for retroactive application to each period presented in the financial statements. The Company adopted this guidance for the year ending December 31, 2025, and have provided the required disclosures. See Note 10 Income Taxes.

Recent Accounting Pronouncements

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

JOBS Act

Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of new or revised accounting standards until those standards would otherwise apply to private companies. We have irrevocably elected not to avail ourselves of this exemption from new or revised accounting standards and, therefore, we will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies. As of December 31, 2025, we no longer qualify as an emerging growth company.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15I and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as our principal financial and accounting officer, to allow timely decisions regarding required disclosures.

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

Management utilized the criteria established in the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) to assess the effectiveness of our internal control over financial reporting as of December 31, 2025. Based on the assessment, management has concluded that, as of December 31, 2025, our internal control over financial reporting was effective.

As a smaller reporting company, management’s assessment of internal control over financial reporting was not subject to attestation by our independent registered public accounting firm.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

During the three months ended December 31, 2025, no directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(c) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

We incorporate the information required by this Item 10 by reference to the definitive proxy statement for our 2026 annual meeting of shareholders, to be filed with the SEC.

Item 11. Executive Compensation.

We incorporate the information required by this Item 11 by reference to the definitive proxy statement for our 2026 annual meeting of shareholders, to be filed with the SEC.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

We incorporate the information required by this Item 12 by reference to the definitive proxy statement for our 2026 annual meeting of shareholders, to be filed with the SEC.

Item 13. Certain Relationships and Related Transactions and Director Independence.

We incorporate the information required by this Item 13 by reference to the definitive proxy statement for our 2026 annual meeting of shareholders, to be filed with the SEC.

Item 14. Principal Accountant Fees and Services.

We incorporate the information required by this Item 14 by reference to the definitive proxy statement for our 2026 annual meeting of shareholders, to be filed with the SEC.

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

19.1	Insider Trading Policy (Incorporated by reference to Exhibit 19.1 to the Annual Report on Form 10-K filed March 21, 2025).

23.1	Consent of Ernst & Young LLP

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1	Clawback Policy (Incorporated by reference to Exhibit 97.1 to the Annual Report on Form 10-K filed March 29, 2024)

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File – the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
+	Indicates management contract or compensatory plan.
(c)	Financial Statement Schedules:

None.

Item 16. Form 10-K Summary.

Not Applicable.

ANNOVIS BIO, INC.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Annovis Bio, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Annovis Bio, Inc. (the Company) as of December 31, 2025 and 2024, the related statements of operations, changes in stockholders’ equity (deficit) and cash flows for each of the two years in the period ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

2

Accrued and Prepaid Clinical Trial Expenses
Description of the Matter

As summarized in Notes 4 and 5 to the financial statements, the Company’s accrued clinical expenses were $0.3 million at December 31, 2025, which included the estimated obligation for clinical trial expenses incurred but not paid as of December 31, 2025. In addition, the Company’s total prepaid clinical trial expenses were $1.2 million, which included amounts that were paid in advance of services incurred pursuant to clinical trials. As discussed in Note 1 to the financial statements, the Company records clinical trial expenses as incurred. At the end of each reporting period, the Company compares the payments made to each service provider to the estimated progress towards completion of the related project. Depending on the timing of payments to vendors and estimated services provided, the Company will record net prepaid or accrued expenses related to these costs.

Auditing the Company’s accrued and prepaid clinical trial expenses in connection with its Phase 3 clinical trials required subjective auditor judgment due to the estimation required by management in determining the services provided but not yet invoiced and the nature of the evidence available supporting progress towards completion of the underlying phases within the statements of work and their associated costs.

How We Addressed the Matter in Our Audit

To test the Company’s accrued and prepaid clinical trial expenses in connection with its Phase 3 clinical trials, our audit procedures included, among others, reviewing agreements with clinical research organizations to corroborate key financial and contractual terms, and testing the accuracy and completeness of the underlying data used in the accrued and prepaid expense computations. We also evaluated management’s estimates of the progress of the clinical trials by making direct inquiries of the Company’s operations personnel that oversee the clinical trials and confirming information directly with the clinical research organizations. To evaluate the completeness of the accrued and prepaid clinical trial expense, we also examined subsequent invoices from the service providers and cash disbursements to the service providers, to the extent such invoices were received, or payments were made prior to the date that the financial statements were issued.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2023.

Philadelphia, Pennsylvania

March 13, 2026

ANNOVIS BIO, INC.

Balance Sheets

	As of December 31,
	2025	2024

Assets
Current assets:
Cash and cash equivalents	$19,532,338	$10,551,916
Prepaid expenses and other current assets	1,549,287	3,373,717
Total assets	$21,081,625	$13,925,633
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,590,516	$2,305,974
Accrued expenses	1,044,859	1,575,013
Total current liabilities	3,635,375	3,880,987
Non-current liabilities:
Warrant liability	595,000	737,000
Total liabilities	4,230,375	4,617,987
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock - $0.0001 par value, 2,000,000 shares authorized and 0 shares issued and outstanding	—	—
Common stock - $0.0001 par value, 70,000,000 shares authorized, 27,199,139 and 14,141,521 shares issued and outstanding at December 31, 2025 and December 31, 2024, respectively	2,719	1,414
Additional paid-in capital	180,552,190	144,155,694
Accumulated deficit	(163,703,659)	(134,849,462)
Total stockholders’ equity	16,851,250	9,307,646
Total liabilities and stockholders’ equity	$21,081,625	$13,925,633

See accompanying notes to financial statements.

ANNOVIS BIO, INC.

Statements of Operations

	Year Ended December 31,

	2025	2024
Operating expenses:
Research and development	$25,215,607	$19,995,447
General and administrative	4,479,651	6,699,481
Total operating expenses	29,695,258	26,694,928
Operating loss	(29,695,258)	(26,694,928)
Other income (expense):
Interest income	699,061	331,849
Other financing costs (Note 7)	—	(1,853,189)
Change in fair value of warrants (Note 7)	142,000	3,625,893
Total other income, net	841,061	2,104,553
Net loss	$(28,854,197)	$(24,590,375)
Net loss per share (Note 9)
Basic	(1.40)	(2.02)
Diluted	$(1.40)	$(2.31)
Weighted-average number of common shares used in computing net loss per share
Basic	20,551,997	12,182,475
Diluted	20,551,997	12,235,444

See accompanying notes to financial statements.

ANNOVIS BIO, INC.

Statements of Changes in Stockholders’ Equity (Deficit)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance, December 31, 2023	10,519,933	$1,052	$102,507,189	$(110,259,087)	$(7,750,846)
Cashless exercise of stock options	220,339	22	(22)	—	—
Stock-based compensation expense	—	—	3,836,770	—	3,836,770
Exercise of common stock warrants, inclusive of warrant reduction	891,667	89	17,342,022	—	17,342,111
Issuance of common stock pursuant to Equity Distribution Agreement, net of issuance costs	26,788	3	156,766	—	156,769
Issuance of common stock pursuant to ELOC, net of issuance costs	2,051,428	205	16,438,012	—	16,438,217
Issuance of common stock pursuant to registered direct offering, net of issuance costs	431,366	43	3,874,957	—	3,875,000
Net loss	—	—	—	(24,590,375)	(24,590,375)
Balance, December 31, 2024	14,141,521	1,414	144,155,694	(134,849,462)	9,307,646
Exercise of stock options	14,284	1	1,998	—	1,999
Stock-based compensation expense	—	—	1,797,676	—	1,797,676
Issuance of common stock pursuant to Equity Distribution Agreement, net of issuance costs	2,122,602	212	6,566,622	—	6,566,834
Issuance of common stock, warrants, and pre-funded warrants pursuant to registered offerings, net of issuance costs	10,070,732	1,092	28,030,200	—	28,031,292
Exercise of pre-funded common stock warrants	850,000	—	—	—	—
Net loss	—	—	—	(28,854,197)	(28,854,197)
Balance, December 31, 2025	27,199,139	$2,719	$180,552,190	$(163,703,659)	$16,851,250

See accompanying notes to financial statements.

ANNOVIS BIO, INC.

Statements of Cash Flows

	Year Ended December 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(28,854,197)	$(24,590,375)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	1,797,676	3,836,770
Change in fair value of warrants	(142,000)	(3,625,893)
Non-cash other financing costs	—	1,803,189
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,824,430	1,079,827
Accounts payable	284,542	1,013,138
Accrued expenses	(530,154)	(1,411,260)
Net cash used in operating activities	(25,619,703)	(21,894,604)
Cash flows from financing activities:
Proceeds from issuance of common stock, warrants, and pre-funded warrants, net	34,598,126	18,666,797
Proceeds from exercise of common stock options, net	1,999	—
Proceeds from exercise of warrants	—	8,025,003
Net cash provided by financing activities	34,600,125	26,691,800
Net increase in cash and cash equivalents	8,980,422	4,797,196
Cash and cash equivalents, beginning of period	10,551,916	5,754,720
Cash and cash equivalents, end of period	$19,532,338	$10,551,916
Supplemental disclosure of cash flow information:
Reduction in value of warrants related to exercises	$—	$9,317,108
Cash paid for financing costs	$—	$50,000

See accompanying notes to financial statements.

Annovis Bio, Inc.

Notes to Financial Statements

December 31, 2025 and 2024

(1) Nature of Business, Going Concern and Management’s Plans

Annovis Bio, Inc. (the “Company” or “Annovis”) was incorporated on April 29, 2008, under the laws of the State of Delaware. Annovis is a late-stage clinical drug platform company addressing neurodegeneration, such as Alzheimer’s disease (“AD”) and Parkinson’s disease (“PD”). The toxic cascade in neurodegeneration begins with high levels of neurotoxic proteins, which lead to impaired axonal transport, inflammation, death of nerve cells and loss of cognition and motor function. The Company’s lead product candidate, buntanetap, is a small molecule administered orally that is designed to attack neurodegeneration by entering the brain and inhibiting the translation of multiple neurotoxic proteins, thereby impeding the toxic cascade. High levels of neurotoxic proteins lead to reduced axonal transport, which is responsible for the communication between and within nerve cells. When that communication is compromised, the immune system is activated and attacks the nerve cells, eventually killing them. The Company has shown in its clinical studies in AD and PD patients as well as in preclinical studies in mice and rats that buntanetap lowered neurotoxic protein levels, leading to improved axonal transport, reduced inflammation, lower nerve cell death and improved affected functions.

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

Since the Company’s inception, the Company has incurred losses and negative cash flows from operations. At December 31, 2025, the Company had cash and cash equivalents of $19.5 million and an accumulated deficit of $163.7 million. The Company’s net loss was $28.9 million and $24.6 million for the years ended December 31, 2025 and 2024, respectively. In addition, the Company’s operating loss was $29.7 million and $26.7 million for the years ended December 31, 2025 and 2024, respectively. The Company follows the provisions of Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 205-40, Presentation of Financial Statements-Going Concern, or ASC 205-40, which requires Management to assess the Company’s ability to continue as a going concern for one year after the date the financial statements are issued. The Company expects that its existing balance of cash and cash equivalents is not sufficient to fund operations for the period through one year after the date of this filing and therefore, Management has concluded that substantial doubt exists about the Company’s ability to continue as a going concern. Management’s plans to mitigate this risk include raising additional capital through equity financings, debt or other potential alternatives. Management’s plans may also include the deferral of certain operating expenses unless and until additional capital is received. However, there can be no assurance that the Company will be successful in raising additional capital or that such capital, if available, will be on terms that are acceptable to the Company, or that the Company will be successful in deferring certain operating expenses. As such, Management has concluded that such plans do not alleviate the aforementioned substantial doubt. If the Company is unable to raise sufficient additional capital or defer sufficient operating expenses, the Company may be compelled to reduce the scope of, or cease, its operations.

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

(c) Segment Information

As of December 31, 2025, the Company viewed its operations and managed its business as one operating segment consistent with how the Company's chief operating decision-maker (“CODM”), the Company's Chief Executive Officer, makes decisions regarding resource allocation and assesses performance. As of December 31, 2025, substantially all of the Company's assets were located in the United States. Refer to Note 11 for additional information.

(d) Basic and Diluted Net Income per Share

Basic net loss per share is determined using the weighted average number of shares of common stock outstanding during each period as well as pre-funded warrants during each period. Diluted net loss per share includes the effect, if any, from the potential exercise or conversion of securities, such as stock options and warrants, which would result in the issuance of incremental shares of common stock. The computation of diluted net loss per share does not include the conversion or exercise of securities that would have an anti-dilutive effect.

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

(h) Liability Classified Common Stock Warrants

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

(i) Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC Topic 820, “Fair Value Measurements,” equals or approximates the carrying amounts represented in the balance sheets, primarily due to their short-term nature, except for the aforementioned warrant liabilities (see Note 3 — Fair Value Measurements).

(j) Research and Development

Research and development costs are either expensed as incurred or recorded separately as a prepaid asset where expense is recognized when the service is performed. These costs are primarily comprised of personnel-related expenses and external research and development expenses incurred under arrangements with third parties, such as contract research organizations and consultants. At the end of each reporting period, the Company compares the payments made to each service provider to the estimated progress towards completion of the related project. Factors that the Company considers in preparing these estimates include the number of patients enrolled in studies, milestones achieved, and other criteria related to the efforts of its vendors. These estimates will be subject to change as additional information becomes available. Depending on the timing of payments to vendors and estimated services provided, the Company will record net prepaid expenses or accrued expenses related to these costs. Prepaid clinical expenses represent valid future economic benefits based on the Company’s contracts with its vendors and are realized in the ordinary course of business.

(k) Patent Costs

All patent-related costs incurred in connection with filing and prosecuting patent applications are expensed as incurred due to the uncertainty about the recovery of the expenditure. Amounts incurred are classified as general and administrative expenses.

(l) Stock-Based Compensation

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

Expected Dividends. The expected dividend yield is 0% because Annovis has not historically paid and does not expect for the foreseeable future to pay, a dividend on its common stock.

(m) Income Taxes

The Company provides for income taxes using the asset and liability approach. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. As of December 31, 2025 and 2024, the Company had a full valuation allowance against its deferred tax assets.

The Company is subject to the provisions of ASC 740, Income Taxes, which prescribes a more likely-than-not threshold for the financial statement recognition of uncertain tax positions. ASC 740 clarifies the accounting for income taxes by prescribing a minimum recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. There are currently no open federal or state tax audits. The Company has not recorded any liability for uncertain tax positions as of December 31, 2025 or 2024.

(n) Recently Adopted Accounting Pronouncements

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which improves income tax disclosures by requiring: (1) consistent categories and greater disaggregation of information in the rate reconciliation, and (2) income taxes paid disaggregated by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures. ASU 2023-09 is effective for annual periods beginning after December 15, 2024. Early adoption is permitted. The ASU indicates that all entities will apply the guidance prospectively with an option for retroactive application to each period presented in the financial statements. The Company adopted this guidance for the year ending December 31, 2025, and has provided the required disclosures. See Note 10 Income Taxes.

(o) Recent Accounting Pronouncements

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

The following tables provides the carrying value and fair value of certain financial assets and liabilities of the Company measured at fair value on a recurring basis as of December 31, 2025 and 2024:

		Fair Value Measurement at
		December 31, 2025
	Carrying Value	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$19,184,883	$19,184,883	$—	$—
Total assets measured and recorded at fair value	$19,184,883	$19,184,883	$—	$—
Liabilities:
Warrant liability	$595,000	$—	$—	$595,000
Total liabilities measured and recorded at fair value	$595,000	$—	$—	$595,000

		Fair Value Measurement at
		December 31, 2024
	Carrying Value	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$491,006	$491,006	$—	$—
Total assets measured and recorded at fair value	$491,006	$491,006	$—	$—
Liabilities:
Warrant liability	$737,000	$—	$—	$737,000
Total liabilities measured and recorded at fair value	$737,000	$—	$—	$737,000

The Company did not transfer any financial instruments into or out of Level 3 classification, during the year ended December 31, 2025 or 2024.

(a)	Canaccord Warrants

The common stock warrants issued in connection with the Company’s equity financing in November 2023 (“Canaccord Warrants”) were classified as liabilities at the time of issuance due to certain cash settlement adjustment features that are outside of the Company’s control or not deemed to be indexed to the Company’s stock. The Canaccord Warrant liability is remeasured each reporting period with the change in fair value recorded to other income (expense), net in the statements of operations until the warrants are exercised, expired, reclassified, or otherwise settled. From their date of issuance through June 30, 2024, the fair value of the Canaccord Warrants was estimated using a Monte Carlo simulation model, given the performance conditions outlined further below. However, during the quarter ended September 30, 2024, the Company determined that certain performance conditions could not be met and that going forward, their use as inputs for determining fair value was no longer appropriate. As such, after the period ended June 30, 2024, the fair value of the Canaccord Warrants is estimated using a Black-Scholes option-pricing model.

The estimated fair value of the Canaccord Warrants is determined using Level 3 inputs. Inherent in a Black-Scholes option-pricing model are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and other inputs. The Company estimates the volatility of its warrants based on an implied volatility from the Company’s traded warrants. The risk-free interest rate is based on the market yield of U.S. Treasuries over a term commensurate with the remaining term to expiration. Any changes in these assumptions can change the associated valuation significantly.

The following tables provide quantitative information regarding the Level 3 classified Canaccord Warrants as of their respective measurement dates:

	December 31, 2025	December 31, 2024
Exercise price	$9.00	$9.00
Closing stock price	$3.46	$5.03
Number of warrants	308,333	308,333
Volatility	123%	80%
Term (time to expiration in years)	2.84	3.84
Risk-free rate	3.5%	4.3%

The Canaccord Warrants have an exercise price of $9.00 per warrant, and were redeemable at the Company’s option, in whole or in part, at a redemption price equal to $0.001 per Warrant upon 30 days’ prior written notice, at any time after:

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

During the year ended December 31, 2024, the Company released topline data from its Phase 3 study in patients with PD. It was determined that based on the data, both criteria above required for redemption of the Canaccord Warrants were not met. As such, the probability of success and redemption hurdle price inputs were no longer used in the Black-Scholes option-pricing model outlined above for the year ending December 31, 2025 and 2024.

The common stock warrants were exercisable immediately and will expire on November 2, 2028, five years from the date of issuance. See Note 7 – Stockholders’ Equity (Deficit) for additional background.

(4) Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	As of December 31,
	2025	2024
Prepaid clinical expenses	$1,204,720	$2,998,811
Prepaid other	321,009	346,313
Prepaid insurance	16,063	21,098
Security deposits	7,495	7,495
Total prepaid expenses and other current assets	$1,549,287	$3,373,717

(5) Accrued Expenses

Accrued expenses consisted of the following:

	As of December 31,
	2025	2024
Accrued clinical expenses	$283,944	$948,695
Payroll and related benefits	426,202	364,717
Accrued professional and other	334,713	261,601
Total accrued expenses	$1,044,859	$1,575,013

(6) Commitments and Contingencies

(a) Research & Development

The Company has entered into contracts with CROs and CMOs related the Company’s clinical trials. These contracts generally require upfront payments, milestone payments, and pass-through cost reimbursements, to be made. While the contracts are generally cancellable with (written) notice, the Company is obligated to make payments for services rendered through the termination date of the project with any applicable CRO/CMO.

(b) Leases

The Company maintains one short-term lease associated with occupying its corporate headquarters. Total rental expense was $0.1 million and $0.1 million for the years ended December 31, 2025 and 2024, respectively.

(c) Employment Agreements

The Company has an agreement with its executive officers that provides for severance payments to the employees upon termination of the agreement by the Company for any reason other than for cause, death or disability or by the employee for good reason. The maximum aggregate severance payments under the agreement were estimated to be $1.4 million at December 31, 2025.

(d) Litigation

The Company is subject, from time to time, to claims by third parties under various legal disputes. The defense of such claims, or any adverse outcome relating to any such claims, could have a material adverse effect on the Company’s liquidity, financial condition and cash flows.

For both the years ended December 31, 2025 and December 31, 2024, the Company did not have any pending legal actions deemed to be material.

(7) Stockholders’ Equity (Deficit)

(a) Overview

The Company’s Amended and Restated Certificate of Incorporation was adopted on January 31, 2020, in conjunction with the closing of the Company’s IPO and amended on June 15, 2023 to increase the authorized number of shares. Currently, there are two classes of stock authorized which are designated, respectively, common stock and preferred stock. The total number of shares which the Company is authorized to issue is 72.0 million, each with a par value of $0.0001 per share. Of these shares, 70.0 million is designated as common stock and 2.0 million is preferred stock.

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

(c) Preferred Stock

Preferred stock may be issued from time to time by the Board of Directors in one or more series. There was no preferred stock issued or outstanding as of December 31, 2025 or December 31, 2024.

(d) October 2025 Registered Direct Offerings and Warrant Issuances

On October 10, 2025, the Company entered into a Securities Purchase Agreement, with the purchasers signatory thereto pursuant to which the Company agreed to issue and sell, in a registered direct offering an aggregate of 3,150,000 shares (the "Shares”) of the Company’s common stock, $0.0001 par value per share and pre-funded warrants to purchase up to an aggregate of 850,000 shares of Common Stock (the "Pre-Funded Warrants”). The Shares and the Pre-Funded Warrants are collectively referred to herein as the "Securities.” The offering price of each Share is $1.50 per share. The offering price of each Pre-Funded Warrant is $1.4999 (equal to the offering price per Share, minus $0.0001, the exercise price of each Pre-Funded Warrant). In addition, in connection with this offering, the Company granted to a placement agent, warrants to purchase a total 200,000 shares of Common Stock (the “October 14, 2025 Placement Agent Warrants”) that have an exercise price per share equal to $2.20 and a term of 5 years from the date of issuance.

The October 14, 2025 Placement Agent Warrants were issued for services performed by the placement agent and were treated as offering costs. The aggregate fair value was determined to be approximately $0.2 million using the Black-Scholes pricing model with the following assumptions: 122.5% volatility, risk free interest rate of 3.6%, an expected life of 2.5 years and no dividend. The aggregate fair market value was recorded as an offset to gross proceeds of the Offering and an increase to additional paid-in capital. The net proceeds to the Company from the Offering were $5.5 million, net of offering costs of $0.5 million. The Company issued 850,000 shares of common stock upon the exercise of the pre-funded warrants during the year ended December 31, 2025. As of December 31, 2025, no pre-funded warrants remained outstanding.

The Company evaluated the appropriate balance sheet classification for the Pre-Funded Warrants and the October 14, 2025 Placement Agent Warrants and determined equity classification was appropriate, as the warrants do not contain a required cash settlement adjustment feature with respect to a transaction outside of the Company’s control or not deemed to be indexed to the Company’s stock.

On October 26, 2025, the Company entered into (i) a Securities Purchase Agreement, with the purchasers signatory thereto pursuant to which the Company agreed to issue and sell, in a registered direct offering an aggregate of 597,561 shares of the Company’s common stock, $0.0001 par value per share and (ii) Stock Subscription Agreements (the "Subscription Agreements”) with two members of the Board of Directors of the Company pursuant to which they agree to purchase an aggregate of 1,073,171 shares of Common Stock. An aggregate number of 1,670,732 shares of Common Stock was issued. The offering price of each share was $2.05 per share. In addition, in connection with this offering, the Company granted to a placement agent, warrants to purchase a total 83,357 shares of Common Stock (the “October 26, 2025 Placement Agent Warrants”) that have an exercise price per share equal to $2.56 and a term of 5 years from the date of issuance. The October 26, 2025 Placement Agent Warrants were issued for services performed by the placement agent and were treated as offering costs. The aggregate fair value was determined to be approximately $0.1 million using the Black-Scholes pricing model with the following assumptions: 122.5% volatility, risk free interest rate of 3.6%, an expected life of 2.5 years and no dividend. The aggregate fair market value was recorded as an offset to gross proceeds of the Offering and an increase to additional paid-in capital. The net proceeds to the Company from the Offering were $3.1 million, net of offering costs of $0.1 million.

The Company evaluated the appropriate balance sheet classification for the October 26, 2025 Placement Agent Warrants and determined equity classification was appropriate, as the warrants do not contain a required cash settlement adjustment feature with respect to a transaction outside of the Company’s control or not deemed to be indexed to the Company’s stock.

(e) February 2025 ThinkEquity Underwritten Offering and Warrant Issuance

On February 3, 2025, the Company entered into an Underwriting Agreement with ThinkEquity LLC (“ThinkEquity”), with respect to an underwritten public offering of 5,250,000 units of the Company, each unit consisting of one share of common stock, par value $0.0001 per share and one warrant to purchase one share of the Company Stock (the “ThinkEquity Warrants”). The units were priced at $4.00 per unit and the offering resulted in gross proceeds of $21.0 million, before deducting underwriting discounts, fees and other related expenses. Net proceeds from the transaction totaled $19.3 million. The ThinkEquity Warrants have an exercise price of $5.00 per share, are immediately exercisable and expire five years from their date of issuance. The shares of common stock and warrants were issued separately. No ThinkEquity Warrants were exercised during the year ended December 31, 2025.

The Company evaluated the appropriate balance sheet classification for the ThinkEquity warrants and determined equity classification was appropriate, as the warrants do not contain a required cash settlement adjustment feature with respect to a transaction outside of the Company’s control or not deemed to be indexed to the Company’s stock.

(f) November 2023 Canaccord Equity Offering and Warrant Issuance

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

No Canaccord Warrants were exercised during the year ended December 31, 2025. During the year ended December 31, 2024, 0.1 million Canaccord Warrants were exercised.

The following is a roll-forward of the Common Stock Warrant Liability from December 31, 2024 to December 31, 2025:

Warrant liability at December 31, 2024	$737,000
Change in fair value of warrant liability	(142,000)
Warrant liability at December 31, 2025	$595,000

(g) IPO Warrants

In conjunction with the closing of the Company’s IPO, the Company granted its underwriters 0.1 million warrants to purchase shares of Company common stock (“IPO Warrants”) at an exercise price of $7.50 per share, which was 125% of the IPO price. The IPO Warrants have a five-year term and were exercisable as of January 29, 2021 and have been classified by the Company as a component of stockholders’ equity. As of December 31, 2025 and December 31, 2024, 0 and 2,400 of the IPO Warrants were outstanding, respectively. No IPO Warrants were exercised during the years ended December 31, 2025 or 2024.

(h) Warrant Summary

As of December 31, 2025, the Company had the following common stock warrants outstanding:

		Outstanding			Outstanding	Exercise
	Issued	December 31,		Exercised or	December	price per	Expiration
Issuance (Classification)	date	2024	Granted	Expired	2025	share	date

ThinkEquity Warrants (Equity)	February 3, 2025	—	5,250,000	—	5,250,000	$5.00	February 4, 2030
Canaccord Warrants (Liability)	November 2, 2023	308,333	—	—	308,333	$9.00	November 2, 2028
IPO Warrants (Equity)		2,400	—	(2,400)	—	$7.50	January 29, 2025
Pre-Funded Warrants (Equity)	October 14, 2025	—	850,000	(850,000)	—	$0.0001	October 10, 2030
Placement Agent Warrants (Equity)	October 14, 2025	—	200,000	—	200,000	$2.20	October 10, 2030
Placement Agent Warrants (Equity)	October 28, 2025	—	83,537	—	83,537	$2.56	October 20, 2030

(i) December 2024 ATM

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

During the year ended December 31, 2025, the Company sold 2.1 million shares of common stock pursuant to the Distribution Agreement for gross proceeds of $6.8 million before commissions. The Company had issuance costs of $0.2 million. During the year ended December 31, 2024, the Company sold 26,788 shares of common stock pursuant to the Distribution Agreement for gross proceeds of $0.2 million before commissions.

(j) ELOC Purchase Agreement

On April 25, 2024, the Company entered into an ELOC Purchase Agreement with an ELOC Purchaser, whereby the Company could offer and sell, from time to time at our sole discretion, and whereby the ELOC Purchaser committed to purchase, up to 2.0 million shares of shares of the Company’s common stock. Due to certain pricing and settlement provisions, the ELOC Purchase

Agreement qualified as a standby equity purchase agreement and included an embedded put option and embedded forward option. The Company therefore accounted for the ELOC Purchase Agreement as a derivative measured at fair value, with changes in the fair value recognized in the statements of operations within other financing costs. The Company initially recognized a derivative liability related to the purchased put option at inception of the ELOC Purchase Agreement. During the year ended December 31, 2024, the Company recognized $1.9 million related to changes in derivative liability. There were no similar expenses during the year ended December 31, 2025 as the ELOC had been fully exhausted.

Upon execution of the ELOC Purchase Agreement, the Company agreed to issue to the ELOC Purchaser 33,937 shares of Common Stock as commitment shares (the “Commitment Shares”). The Company expensed the difference between the discounted purchase price of the settled forward and the fair value of shares on the date of the settlement, as well as legal costs incurred in connection with the ELOC Purchase Agreement, as noncash financing issuance costs. During the year ended 2024, the Company recognized $1.9 million related to these items. There were no similar expenses during the year ended December 31, 2025, as the ELOC had been fully exhausted.

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

The Company could also direct the ELOC Purchaser, on any trading day for which a VWAP Purchase had been completed, and all of the shares had been placed, to purchase an additional amount of the Company’s common stock (an “Additional VWAP Purchase”). The ELOC Purchaser’s committed obligation under any single Additional VWAP Purchase was the lesser of (i) 300% of the number of Shares directed by the Company to be purchased by the Investor pursuant to the corresponding Fixed Purchase Notice and (ii) a number of Shares equal to (A) the Additional VWAP Purchase Share Percentage multiplied by (B) the trading volume of shares of Common Stock traded during the applicable Additional VWAP Purchase Period on the applicable Additional VWAP Purchase Date for such Additional VWAP Purchase (“Additional VWAP Purchase Maximum Amount”). The applicable pricing structure for each purchase type is outlined below:

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

In addition to the commitment shares referenced above, a total of 2.0 million shares of the Company’s common stock were issued under the ELOC Purchase Agreement during the year ended December 31, 2024 for net proceeds of $14.6 million. The facility was fully exhausted during 2024, and no further shares are available to issue as of December 31, 2024.

The following is a roll-forward of the ELOC derivative liability from date of execution to December 31, 2024:

Fair value at April 25, 2024	1,697,500
Settlements and changes in fair value of ELOC derivative liability	(1,697,500)
Fair value at December 31, 2024	—
Settlements and changes in fair value of ELOC derivative liability	—
Fair value at December 31, 2025	—

(k) March 2024 Registered Direct Offerings

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

Effective June 1, 2021, the 2019 Plan was amended to increase the number of shares authorized to be issued from 1.0 million to 2.0 million. Effective June 12, 2024, the 2019 Plan was amended to increase the number of shares authorized from 2.0 million to 3.0 million. As of December 31, 2025, 0.3 million shares were available for future grants under the Plan.

The 2019 Plan provides for grants to employees, members of the Board of Directors, consultants and advisors to the Company, in the form of stock options, stock awards and other equity-based awards. The amount and terms of grants are determined by the Board of Directors, except when they are below previously approved thresholds allowing the Company’s Chief Executive Officer to grant awards on a discretionary basis. The Company’s stock options generally carry a maximum term of 10 years after date of grant and are exercisable in cash, or as otherwise determined by the Board of Directors.

Stock-based compensation expense reflected in the statement of operations was as follows:

	Year Ended
	December 31,
	2025	2024
General and administrative	$969,990	$2,510,444
Research and development	827,686	1,326,326
	$1,797,676	$3,836,770

Stock Options to Purchase Common Stock

The following table summarizes stock option activity:

			Weighted
			Average
			Remaining	Aggregate
		Weighted	Contractual	Intrinsic
	Number of	Average	Life	Value
	Options	Exercise Price	(Years)	(Thousands)
Options outstanding at December 31, 2024	2,336,020	$11.39	7.3	$1,298
Options granted	220,000	$2.09		302
Options exercised	(14,284)	$0.14		47
Options canceled	(147,233)	$8.37		37
Options outstanding at December 31, 2025	2,394,503	$10.79	6.9	$777
Options exercisable at December 31, 2025	2,059,481	$11.88	6.6	$528

The weighted average grant date fair value of stock options granted during the years ended December 31, 2025 and 2024 was $1.76 and $5.16, respectively. During the year ended December 31, 2025, the Company received no substantial cash proceeds from the exercises of stock options. For the year ended December 31, 2024, the Company received no cash proceeds from the exercises of stock options. As of December 31, 2025, there was unrecognized stock-based compensation expense related to unvested stock option awards, related to service-based options of $1.1 million, which will be recognized over a remaining weighted-average period of 1.1 years.

During the years ended December 31, 2025 and 2024, the Company issued 220,000 and 870,494 options, respectively. Under the grant agreements for the 2025 stock option grants, all of the options vest in substantially equal quarterly installments over two years from the date of grant. Under the grant agreements for the 2024 stock option grants, 382,282 of the options vested immediately and 468,212 of the options vest in substantially equal quarterly installments over two years from the date of grant.

The assumptions utilized in the fair value calculations for stock options granted during the years ended December 31, 2025 and 2024, respectively, were as follows:

	Year Ended	Year Ended
	December 31, 2025	December 31, 2024
Risk-free interest rate	3.83%	4.18%
Expected life	5.6	5.3
Expected volatility	116%	123%
Expected dividend yield	—	—

(9) Net Loss Per Share

The Company analyzes the potential dilutive effect of stock options and warrants under the treasury stock method (as applicable), during the periods of income, or during periods in which income is recognized related to changes in fair value of its liability-classified securities.

The following table sets forth the computation of basic and diluted net loss per common share:

	Year Ended
	December 31,
	2025	2024
Net loss per share – Basic:
Numerator
Net loss	$(28,854,197)	$(24,590,375)
Denominator
Weighted-average common shares outstanding, basic	20,551,997	12,182,475
Basic net loss per common share	$(1.40)	$(2.02)

Net loss per share – Diluted:
Numerator
Net loss	$(28,854,197)	$(24,590,375)
Less: gain from change in fair value applicable to dilutive liability-classified warrants	—	(3,625,893)
Numerator for diluted net loss per share	$(28,854,197)	$(28,216,268)
Denominator
Denominator for basic net loss per share	20,551,997	12,182,475
Plus: incremental shares underlying “in the money” liability-classified warrants outstanding	—	52,969
Denominator for diluted net loss per share	20,551,997	12,235,444
Diluted net loss per common share	$(1.40)	$(2.31)

Potentially dilutive securities, whose effect would have been antidilutive, were excluded from the computation of diluted earnings per share for each of the years ended December 31, 2025 and 2024. Total antidilutive securities that were excluded from the computation of diluted weighted-average shares outstanding were as follows:

	December 31,
	2025	2024
Stock options	2,394,503	2,336,020
Warrants	5,841,870	2,400

(10) Income Taxes

The federal and state provision (benefit) for income taxes was $0 for the years ended December 31, 2025 and 2024.

A reconciliation of income tax provision (benefit) computed at the statutory federal income tax rate to income taxes as reflected in the financial statements for the years ended December 31, 2025 and 2024 is as follows:

	Year Ended
	December 31,
	2025		2024
Federal income tax benefit at statutory rate	$(6,059,381)	21.0%	$(5,163,979)	21.0%
State and local tax, net of federal benefit	—	—%	—	—%
Tax Credits
Research and development credit	(1,625,304)	5.6%	(1,065,647)	4.3%
Change in valuation allowance	7,460,209	(25.8)%	6,127,570	(24.9)%
Nontaxable or Nondeductible Items
Stock-based compensation	252,715	(0.9)%	81,012	(0.3)%
Change in fair value of warrants	(29,820)	0.1%	(372,268)	1.5%
Nondeductible compensation	—	—%	392,495	(1.6)%
Other	1,581	—%	817	—%
Effective income tax rate	$—	0.0%	$—	0.0%

Deferred taxes are recognized for temporary differences between the basis of assets and liabilities for financial statement and income tax purposes. The significant components of the Company’s deferred tax assets are comprised of the following:

	As of December 31,
	2025	2024
Net operating loss carryforwards	$18,213,829	$13,634,896
Stock compensation	4,531,448	4,390,635
Capitalized research and development	940,319	1,137,406
Section 174	15,215,610	12,802,738
Research and development credit carryforwards	6,823,328	5,198,123
Other	85,021	76,757
Total deferred tax assets	45,809,555	37,240,555
Less valuation allowance	(45,809,555)	(37,240,555)
Net deferred taxes	$—	$—

As of December 31, 2025, the Company had U.S. federal net operating loss (“NOL”) carryforwards of $72.4 million which may be available to offset future income tax liabilities and will expire beginning in 2032. As of December 31, 2025, the Company also had U.S. state NOL carryforwards of $74.9 million which may be available to offset future income tax liabilities and will expire beginning in 2028.

The Company has recorded a full valuation allowance against its net deferred tax assets as of December 31, 2025 and 2024 because the Company has determined that it is more likely than not that these assets will not be fully realized due to historic net operating losses incurred. The Company experienced a net change in valuation allowance of $8.6 million and $7.1 million in the years ended December 31, 2025 and 2024, respectively.

As of December 31, 2025, the Company had federal research and development tax credit carryforwards of $6.8 million available to reduce future tax liabilities, which expire beginning in 2028.

Under the provisions of the Internal Revenue Code, the NOL and tax credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service (“IRS”) and state tax authorities. NOL and tax credit carryforwards may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant stockholders over a three-

year period in excess of 50%, as defined under Sections 382 and 383 of the Internal Revenue Code as well as similar state provisions. This could limit the amount of tax attributes that can be utilized annually to offset future taxable income or tax liabilities. The amount of the annual limitation is determined based on the value of the Company immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years. The Company has completed financings since its inception which may have resulted in a change in control as defined by Sections 382 and 383 of the Internal Revenue Code or could result in a change in control in the future.

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal and state jurisdictions, where applicable. The Company’s tax years are still open under status from 2022 to present. All open years may be examined to the extent that tax credits or NOL carryforwards are used in future periods. The Company will recognize interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2025, the Company had no accrued interest or penalties related to uncertain tax positions and no amounts have been recognized in the Company’s consolidated statements of operations.

The Tax Cuts and Jobs Act resulted in significant changes to the treatment of research and experimental expenditures under Section 174. For tax years beginning after December 31, 2021, taxpayers are required to capitalize and amortize these expenditures that are paid or incurred in connection with their trade or business. Specifically, costs for U.S.-based research and experimental activities must be amortized over five years and costs for foreign research and experimental activities must be amortized over 15 years—both using a midyear convention. On July 4, 2025, the President of the United States signed into law the One Big Beautiful Bill Act (“OBBBA”), which makes permanent many of the beneficial expired and expiring provisions originally enacted in the Tax Cuts and Jobs Act of 2017 and reinstates the ability to immediately expense domestic research and development expenditures. Although no longer required, the Company has elected to continue capitalizing domestic R&D expenditures in 2025 and will continue to assess this position with completion of the tax return.

(11) Segment Information

The Company is a clinical-stage biopharmaceutical company and has not generated any revenue since commencing significant operations in 2008. The Company’s operations are organized and reported as a single reportable segment, which includes all activities related to the discovery, development, and commercialization of our lead product candidate, buntanetap, which is designed to address AD, PD, and potentially other chronic neurodegenerative diseases. This presentation is consistent with how the Company’s CODM, its Chief Executive Officer, assesses the performance of the Company and makes operating decisions. The accounting policies of the segment are the same as those described in the summary of significant accounting policies (see Note 2). The CODM assesses performance and decides how to allocate resources based on net loss as reported on the statements of operations. The CODM uses net loss to monitor actual operating results, assess cash runway, and benchmark against the Company’s competitors. The measure of segment assets is reported on the balance sheets as total assets. The Company’s assets are held in the United States.

When evaluating the Company’s financial performance, the CODM regularly reviews the following expense categories that comprise net loss. The table below sets forth the Company’s segment information as reviewed by the CODM:

	Year Ended
	December 31,
	2025	2024
Program expenses related to clinical-stage product candidates	$(19,454,384)	$(13,817,021)
Program expenses related to preclinical and discovery programs	(504,013)	(884,049)
Program expenses related to clinical manufacturing candidates	(2,493,101)	(2,589,833)
Personnel-related expenses (including stock-based compensation)	(4,857,879)	(6,560,070)
General and administrative professional and consultant fees	(1,649,327)	(1,667,063)
Other segment items[1]	(736,554)	(1,176,892)
Interest income	699,061	331,849
Other non-cash income (expense) items[2]	142,000	1,772,704
Net Loss	$(28,854,197)	$(24,590,375)

¹ Other segment items included in net loss include insurance expense, rent expense, information technology expenses, listing/printing fees, warrant commissions and other miscellaneous expenses.

² Other non-cash income (expense) items include financing costs from our ELOC and change in fair value of our liability classified warrants.

(12) Subsequent Events

Subsequent to December 31, 2025, the Company sold 1.2 million shares of its common stock pursuant to the ATM through March 11, 2026, for net proceeds of $3.3 million.

SIGNATURES

In accordance with the requirements Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANNOVIS BIO, INC.

By:	/s/ MARIA MACCECCHINI
	Name:	Maria Maccecchini
	Title:	President and Chief Executive Officer
	Date:	March 13, 2026

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MARIA MACCECCHINI	President and Chief Executive Officer	March 13, 2026
Maria Maccecchini	(Principal executive officer)

/s/ MARK GUERIN	Chief Financial Officer	March 13, 2026
Mark Guerin	(Principal financial officer)

/s/ MICHAEL HOFFMAN	Chairman of the Board and Director	March 13, 2026
Michael Hoffman

/s/ CLAUDINE BRUCK	Director	March 13, 2026
Claudine Bruck

/s/ REID MCCARTHY	Director	March 13, 2026
Reid McCarthy

/s/ MARK WHITE	Director	March 13, 2026
Mark White