Form 10-Q
period 2026-03-31
Annovis Bio, Inc.
filed 2026-05-15
CIK 1477845

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2026

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

The number of outstanding shares of the registrant’s common stock as of May 15, 2026 was: 34,646,868

ANNOVIS BIO, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2026

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

Annovis Bio, Inc.

Balance Sheets

	March 31,
	2026	December 31,
	(Unaudited)	2025

Assets
Current assets:
Cash and cash equivalents	$14,219,081	$19,532,338
Prepaid expenses and other current assets	2,024,622	1,549,287
Total assets	$16,243,703	$21,081,625
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,275,668	$2,590,516
Accrued expenses	7,514,977	1,044,859
Total current liabilities	12,790,645	3,635,375
Non-current liabilities:
Warrant liability	327,000	595,000
Total liabilities	13,117,645	4,230,375
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock - $0.0001 par value, 2,000,000 shares authorized and 0 shares issued and outstanding	—	—
Common stock - $0.0001 par value, 70,000,000 shares authorized, 28,537,302 and 27,199,139 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	2,854	2,719
Additional paid-in capital	184,433,245	180,552,190
Accumulated deficit	(181,310,041)	(163,703,659)
Total stockholders’ equity	3,126,058	16,851,250
Total liabilities and stockholders’ equity	$16,243,703	$21,081,625

See accompanying notes to financial statements.

Annovis Bio, Inc.

Statements of Operations

(Unaudited)

	Three Months Ended
	March 31,
	2026	2025
Operating expenses:
Research and development	$16,720,362	$5,011,517
General and administrative	1,291,820	1,271,164
Total operating expenses	18,012,182	6,282,681
Operating loss	(18,012,182)	(6,282,681)
Other income:
Interest income	137,800	187,612
Change in fair value of warrants (Note 7)	268,000	558,000
Total other income, net	405,800	745,612
Net loss	$(17,606,382)	$(5,537,069)
Net loss per share (Note 9)
Basic	$(0.63)	$(0.32)
Diluted	$(0.63)	$(0.32)
Weighted-average number of common shares used in computing net loss per share
Basic	27,847,884	17,431,234
Diluted	27,847,884	17,431,234

See accompanying notes to financial statements.

Annovis Bio, Inc.

Statements of Changes in Stockholders’ Equity

(Unaudited)

			Additional	Total
	Common Stock		Paid-in	Accumulated	Total
	Shares	Amount	Capital	Deficit	Stockholders' Equity
Three Months Ended March 31, 2026
Balance, December 31, 2025	27,199,139	$2,719	$180,552,190	$(163,703,659)	$16,851,250
Issuance of common stock, pursuant to Equity Distribution Agreement, net of issuance costs	1,338,163	135	3,698,232	—	3,698,367
Stock-based compensation expense	—	—	182,823	—	182,823
Net loss	—	—	—	(17,606,382)	(17,606,382)
Balance, March 31, 2026	28,537,302	$2,854	$184,433,245	$(181,310,041)	$3,126,058

Three Months Ended March 31, 2025
Balance, December 31, 2024	14,141,521	$1,414	$144,155,694	$(134,849,462)	$9,307,646
Issuance of common stock, pursuant to Equity Distribution Agreement, net of issuance costs	94,710	9	502,925	—	502,934
Issuance of common stock and warrants under registered direct offering, net of issuance costs	5,250,000	525	19,279,964	—	19,280,489
Stock-based compensation expense	—	—	499,887	—	499,887
Net loss	—	—	—	(5,537,069)	(5,537,069)
Balance, March 31, 2025	19,486,231	$1,948	$164,438,470	$(140,386,531)	$24,053,887

See accompanying notes to financial statements.

Annovis Bio, Inc.

Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net loss	$(17,606,382)	$(5,537,069)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	182,823	499,887
Change in fair value of warrants	(268,000)	(558,000)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(475,335)	(1,127,361)
Accounts payable	2,685,152	(935,785)
Accrued expenses	6,470,118	(440,836)
Net cash used in operating activities	(9,011,624)	(8,099,164)
Cash flows from financing activities:
Proceeds from issuance of common stock, and warrants, net	3,698,367	19,783,423
Net cash provided by financing activities	3,698,367	19,783,423
Net (decrease) increase in cash and cash equivalents	(5,313,257)	11,684,259
Cash and cash equivalents, beginning of period	19,532,338	10,551,916
Cash and cash equivalents, end of period	$14,219,081	$22,236,175

See accompanying notes to financial statements.

Annovis Bio, Inc.

Notes to Financial Statements

(Unaudited)

(1) Nature of Business, Going Concern and Management’s Plan

Annovis Bio, Inc. (the “Company” or “Annovis”) was incorporated on April 29, 2008, under the laws of the State of Delaware. Annovis is a late-stage clinical drug platform company addressing neurodegeneration, such as Alzheimer’s disease (“AD”) and Parkinson’s disease (“PD”). The toxic cascade in neurodegeneration begins with high levels of neurotoxic proteins, which lead to impaired axonal transport, inflammation, death of nerve cells and loss of cognition and motor function. The Company’s lead product candidate, buntanetap, is a small molecule administered orally that is designed to attack neurodegeneration by entering the brain and inhibiting the translation of multiple neurotoxic proteins, thereby impeding the toxic cascade. High levels of neurotoxic proteins lead to reduced axonal transport, which is responsible for the communication between and within nerve cells. When that communication is compromised, the immune system is activated and attacks the nerve cells, eventually killing them. The Company has shown in its clinical studies in AD and PD patients as well as in pre-clinical studies in mice and rats that buntanetap lowered neurotoxic protein levels, leading to improved axonal transport, reduced inflammation, lower nerve cell death and improved affected functions. The Company has treated more than 1,300 patients and is conducting the last clinical study before filing for marketing approval.

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

Since the Company’s inception, the Company has incurred losses and negative cash flows from operations. At March 31, 2026, the Company had cash and cash equivalents of $14.2 million and an accumulated deficit of $181.3 million. The Company’s net loss was $17.6 million and $5.5 million for the three months ended March 31, 2026 and 2025, respectively. In addition, the Company’s operating loss was $18.0 million and $6.3 million for the three months ended March 31, 2026 and 2025, respectively. The Company follows the provisions of Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 205-40, Presentation of Financial Statements-Going Concern, or ASC 205-40, which requires Management to assess the Company’s ability to continue as a going concern for one year after the date its financial statements are issued. The Company expects that its existing balance of cash and cash equivalents, as of March 31, 2026, is not sufficient to fund operations for the period through one year after the date of this filing and therefore, Management has concluded that substantial doubt exists about the Company’s ability to continue as a going concern. Management’s plans to mitigate this risk include raising additional capital through equity financings, debt, or other potential alternatives. Management’s plans may also include the deferral of certain operating expenses unless and until additional capital is received. However, there can be no assurance that the Company will be successful in raising additional capital or that such capital, if available, will be on terms that are acceptable to the Company, or that the Company will be successful in deferring certain operating expenses. As such, Management has concluded that such plans do not alleviate the aforementioned substantial doubt. If the Company is unable to raise sufficient additional capital or defer sufficient operating expenses, the Company may be compelled to reduce the scope of, or cease, its operations.

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

(2) Summary of Significant Accounting Policies

(a) Basis of Presentation of Interim Unaudited Financial Statements

The accompanying interim financial statements of Annovis Bio, Inc. should be read in conjunction with the audited financial statements and notes thereto included in the Company’s 2025 Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 13, 2026. The interim financial statements included herein are unaudited. In the opinion of Management, these statements include all adjustments, consisting of normal, recurring adjustments, necessary for a fair presentation of the financial position of Annovis at March 31, 2026, its results of operations for the three months ended March 31, 2026 and 2025, and its cash flows for the three months ended March 31, 2026 and 2025. These interim results of operations are not necessarily indicative of the results to be expected for a full year or any future period. The accompanying financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) and the rules and regulations of the SEC. Any reference in these notes to applicable guidance is meant to refer to U.S. GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”). Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to such rules and regulations relating to interim financial statements.

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

Significant items subject to such estimates and assumptions include the accounting and fair value of equity instruments, common stock warrant liabilities, as well as accounting for research and development contracts, including clinical trial accruals. Future events and their effects cannot be predicted with certainty; accordingly, accounting estimates require the exercise of judgment. Accounting estimates used in the preparation of these financial statements change as new events occur, as more experience is acquired, as additional information is obtained, and as the operating environment changes.

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

(f) Liability Classified Common Stock Warrants

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

(h) Research and Development

Research and development costs are either expensed as incurred or recorded separately as a prepaid asset where expense is recognized when the service is performed. These costs are primarily comprised of personnel-related expenses and external research and development expenses incurred under arrangements with third parties, such as contract research organizations (“CROs”) and consultants. At the end of each reporting period, the Company compares the payments made to each service provider to the estimated progress towards completion of the related project. Factors that the Company considers in preparing these estimates include the number of patients enrolled in studies, project milestones achieved, and other relevant criteria related to the efforts of its vendors. These estimates will be subject to change as additional information becomes available. Depending on the timing of payments to vendors and estimated services provided, the Company will record net prepaid expenses or accrued expenses related to these costs. Prepaid clinical expenses represent valid future economic benefits based on the Company’s contracts with its vendors and are realized in the ordinary course of business.

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

(j) Income Taxes

The Company provides for income taxes using the asset and liability approach. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. As of March 31, 2026 and December 31, 2025, the Company had a full valuation allowance against its deferred tax assets.

The Company is subject to the provisions of ASC 740, Income Taxes, which prescribes a more likely-than-not threshold for the financial statement recognition of uncertain tax positions. ASC 740 clarifies the accounting for income taxes by prescribing a minimum recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. There are currently no open federal or state tax audits. The Company has not recorded any liability for uncertain tax positions at March 31, 2026 or December 31, 2025.

(k) Recent Accounting Pronouncements

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

The following table provides the carrying value and fair value of certain financial assets and liabilities of the Company measured at fair value on a recurring basis as of March 31, 2026 and December 31, 2025:

		Fair Value Measurement at
		March 31, 2026
	Carrying Value	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$12,552,683	$12,552,683	$—	$—
Total assets measured and recorded at fair value	$12,552,683	$12,552,683	$—	$—
Liabilities:
Warrant liability	$327,000	$—	$—	$327,000
Total liabilities measured and recorded at fair value	$327,000	$—	$—	$327,000

		Fair Value Measurement at
		December 31, 2025
	Carrying Value	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$19,184,883	$19,184,883	$—	$—
Total assets measured and recorded at fair value	$19,184,883	$19,184,883	$—	$—
Liabilities:
Warrant liability	$595,000	$—	$—	$595,000
Total liabilities measured and recorded at fair value	$595,000	$—	$—	$595,000

The Company did not transfer any financial instruments into or out of Level 3 classification, during the three months ended March 31, 2026 and 2025.

(a) Canaccord Warrants

The common stock warrants issued in connection with the Company’s equity raise in October 2023 (“Canaccord Warrants”) were classified as liabilities at the time of issuance due to certain cash settlement adjustment features that are outside of the Company’s control or not deemed to be indexed to the Company’s stock. The Canaccord Warrant liability is remeasured each reporting period with the change in fair value recorded to other income (expense) in the statements of operations until the warrants are exercised, expired, reclassified, or otherwise settled. The fair value of the Canaccord Warrants is estimated using a Black-Scholes option-pricing model.

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

The following tables provide quantitative information regarding the Level 3 classified Canaccord Warrants as of their respective measurement dates:

	March 31, 2026	December 31, 2025
Exercise price	$9.00	$9.00
Closing stock price	$2.23	$3.46
Number of warrants	308,333	308,333
Volatility	128%	123%
Term (time to expiration in years)	2.59	2.84
Risk-free rate	3.8%	3.5%

The Canaccord Warrants have an exercise price of $9.00 per unit.

The common stock warrants are exercisable immediately and will expire on November 2, 2028, five years from the date of issuance. See Note 7 – Stockholders’ Equity for additional background.

(4) Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	March 31,	December 31,
	2026	2025
Prepaid clinical expenses	$1,375,479	$1,204,720
Prepaid other	552,065	321,009
Prepaid insurance	89,583	16,063
Security deposits	7,495	7,495
Total prepaid expenses and other current assets	$2,024,622	$1,549,287

(5) Accrued Expenses

Accrued expenses consisted of the following:

	March 31,	December 31,
	2026	2025
Accrued clinical expenses	$6,608,326	$283,944
Payroll and related benefits	734,337	426,202
Accrued professional and other	172,314	334,713
Total accrued expenses	$7,514,977	$1,044,859

(6) Commitments and Contingencies

(a) Research and Development

The Company has entered into contracts with CROs and contract manufacturers (“CMOs”) related to the Company’s clinical trials. These contracts generally require upfront payments, milestone payments, and pass through cost reimbursements, to be made. While the contracts are generally cancellable with (written) notice, the Company is obligated to make payments for services rendered through the termination date of the project with any applicable CRO/CMO.

(b) Leases

The Company maintains one short-term lease associated with occupying its corporate headquarters. Total rental expense was $25,886 and $32,737 for the three months ended March 31, 2026 and 2025.

(c) Employment Agreements

The Company has agreements with its executive officers that provide for severance payments to the employee upon termination of the agreement by the Company for any reason other than for cause, death, or disability or by the employee for good reason. The maximum aggregate severance payments under the agreement were estimated to be $1.2 million at March 31, 2026.

In March 2026, the Company entered into a separation agreement with its Chief Financial Officer and incurred $0.1 million of severance expense, which was recorded to General and administrative expenses in the Company’s Statement of operations for the three months ended March 31, 2026.

(d) Litigation

The Company is subject, from time to time, to claims by third parties under various legal disputes. The defense of such claims, or any adverse outcome relating to any such claims, could have a material adverse effect on the Company’s liquidity, financial condition and cash flows.

For both the three months ended March 31, 2026 and March 31, 2025, the Company did not have any pending legal actions deemed to be material.

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

(c) Preferred Stock

Preferred stock may be issued from time to time by the Board in one or more series. There was no preferred stock issued or outstanding as of March 31, 2026 or December 31, 2025.

(d) October 2025 Registered Direct Offerings and Warrant Issuances

On October 10, 2025, the Company entered into a Securities Purchase Agreement, with the purchasers signatory thereto pursuant to which the Company agreed to issue and sell, in a registered direct offering an aggregate of 3,150,000 shares (the "Shares”) of the Company’s common stock, $0.0001 par value per share and pre-funded warrants to purchase up to an aggregate of 850,000 shares of Common Stock (the "Pre-Funded Warrants”). The Shares and the Pre-Funded Warrants are collectively referred to herein as the "Securities.” The offering price of each Share is $1.50 per share. The offering price of each Pre-Funded Warrant is $1.4999 (equal to the offering price per Share, minus $0.0001, the exercise price of each Pre-Funded Warrant). In addition, in connection with this offering, the Company granted to a placement agent, warrants to purchase a total 200,000 shares of Common Stock (the "October 14, 2025 Placement Agent Warrants”) that have an exercise price per share equal to $2.20 and a term of 5 years from the date of issuance.

The October 14, 2025 Placement Agent Warrants were issued for services performed by the placement agent and were treated as offering costs. The aggregate fair value was determined to be approximately $0.2 million using the Black-Scholes pricing model with the following assumptions: 122.5% volatility, risk free interest rate of 3.6%, an expected life of 2.5 years, and no dividend. The aggregate fair market value was recorded as an offset to gross proceeds of the Offering and an increase to additional paid-in capital. The net proceeds to the Company from the Offering were $5.5 million, net of offering costs of $0.5 million. The Company issued 850,000 shares of common stock upon the exercise of the pre-funded warrants during the year ended December 31, 2025. As of March 31, 2026, no pre-funded warrants remained outstanding.

The Company evaluated the appropriate balance sheet classification for the Pre-Funded Warrants and the October 14, 2025 Placement Agent Warrants and determined equity classification was appropriate, as the warrants do not contain a required cash settlement adjustment feature with respect to a transaction outside of the Company’s control or not deemed to be indexed to the Company’s stock.

On October 26, 2025, the Company entered into (i) a Securities Purchase Agreement, with the purchasers signatory thereto pursuant to which the Company agreed to issue and sell, in a registered direct offering an aggregate of 597,561 shares of the Company’s common stock, $0.0001 par value per share and (ii) Stock Subscription Agreements (the "Subscription Agreements”) with two members of the Board of Directors of the Company pursuant to which they agree to purchase an aggregate of 1,073,171 shares of Common Stock. An aggregate number of 1,670,732 shares of Common Stock was issued. The offering price of each share was $2.05 per share. In addition, in connection with this offering, the Company granted to a placement agent, warrants to purchase a total 83,357 shares of Common Stock (the "October 26, 2025 Placement Agent Warrants”) that have an exercise price per share equal to $2.56 and a term of 5 years from the date of issuance. The October 26, 2025 Placement Agent Warrants were issued for services performed by the placement agent and were treated as offering costs. The aggregate fair value was determined to be approximately $0.1 million using the Black-Scholes pricing model with the following assumptions: 122.5% volatility, risk free interest rate of 3.6%, an expected life of 2.5 years and no dividend. The aggregate fair market value was recorded as an offset to gross proceeds of the Offering and an increase to additional paid-in capital. The net proceeds to the Company from the Offering were $3.1 million, net of offering costs of $0.1 million.

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

(e) February 2025 ThinkEquity Underwritten Offering and Warrant Issuance

On February 3, 2025, the Company entered into an Underwriting Agreement with ThinkEquity LLC (“ThinkEquity”), with respect to an underwritten public offering of 5.3 million units of the Company, each unit consisting of one share of its common stock, par value $0.0001 per share and one warrant to purchase one share of the Company Stock (the “ThinkEquity Warrants”). The units were priced at $4.00 per unit and the offering resulted in gross proceeds of $21.0 million, before deducting underwriting discounts, fees, and other related expenses. Net proceeds from the transaction totaled $19.3 million. The ThinkEquity Warrants have an exercise price of $5.00 per share, are immediately exercisable, and expire five years from their date of issuance. The shares of common stock and warrants were issued separately. No ThinkEquity Warrants were exercised during the three months ended March 31, 2026 and 2025.

The Company evaluated the appropriate balance sheet classification for the ThinkEquity warrants and determined equity classified was appropriate, as the warrants do not contain a required cash settlement adjustment feature with respect to a transaction outside of the Company’s control or not deemed to be indexed to the Company’s stock.

(f) October 2023 Canaccord Equity Offering and Warrant Issuance

On October 31, 2023, the Company entered into an underwritten offering with a Canaccord Genuity LLC whereby the Company sold (i) 1.3 million shares of common stock and (ii) warrants (“Canaccord Warrants”) to purchase an aggregate of 1.3 million shares of common stock at an exercise price of $9.00 per share. The warrants are exercisable immediately on the date of issuance and will expire five years after the date of issuance. The Company received $6.8 million in net cash proceeds after deducting underwriter discount and fees, as well as other third-party costs. The Canaccord Warrants are liability classified as they contain certain cash settlement adjustment features that are outside of the Company’s control or not deemed to be indexed to the Company’s stock. No Canaccord Warrants were exercised during the three months ended March 31, 2026 and 2025.

The following is a roll-forward of the Common Stock Warrant Liability from December 31, 2025 to March 31, 2026:

Warrant liability at December 31, 2025	$595,000
Change in fair value of warrant liability	(268,000)
Warrant liability at March 31, 2026	$327,000

(g) IPO Warrants

In conjunction with the closing of the Company’s IPO, the Company granted its underwriters 0.1 million warrants to purchase shares of Company common stock ("IPO Warrants”) at an exercise price of $7.50 per share, which was 125% of the IPO price. The IPO Warrants have a five-year term and were exercisable as of January 29, 2021 and have been classified by the Company as a component of stockholders’ equity. The IPO warrants expired on January 29, 2025 and none of the IPO Warrants had been exercised.

(h)Warrant Summary

As of March 31, 2026, the Company had the following common stock warrants outstanding:

		Outstanding			Outstanding	Exercise
	Issued	December 31,		Exercised or	March 31,	price per	Expiration
Issuance (Classification)	date	2025	Granted	Expired	2026	share	date

ThinkEquity Warrants (Equity)	February 3, 2025	5,250,000	—	—	5,250,000	$5.00	February 4, 2030
Canaccord Warrants (Liability)	November 2, 2023	308,333	—	—	308,333	$9.00	November 2, 2028
Placement Agent Warrants (Equity)	October 14, 2025	200,000	—	—	200,000	$2.20	October 10, 2030
Placement Agent Warrants (Equity)	October 28, 2025	83,537	—	—	83,537	$2.56	October 20, 2030

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

During the three months ended March 31, 2026, the Company sold 1.3 million shares of common stock pursuant to the Distribution Agreement for gross proceeds of $3.8 million, before commissions. The Company had issuance costs of $0.1 million during the three months ended March 31, 2026. During the three months ended March 31, 2025, the Company sold 0.1 million shares of common stock pursuant to the Distribution Agreement for gross proceeds of $0.5 million, before commissions.

(8) Stock-Based Compensation

The Company’s 2019 Equity Incentive Plan (the “2019 Plan”) became effective on January 31, 2020, succeeding the Company’s previous equity incentive plan. No new options may be issued under the previous plan, although shares subject to grants which are cancelled or forfeited will again be available under the 2019 Plan.

Effective June 1, 2021, the 2019 Plan was amended to increase the number of shares authorized to be issued from 1.0 million to 2.0 million. Effective June 12, 2024, the 2019 Plan was amended to increase the number of shares authorized from 2.0 million to 3.0 million. As of March 31, 2026, 0.4 million shares were available for future grants under the Plan.

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

Stock-based compensation expense reflected in the statement of operations was as follows:

	Three Months Ended
	March 31,
	2026	2025
General and administrative	$87,351	$266,937
Research and development	95,472	232,950
	$182,823	$499,887

Stock Options to Purchase Common Stock

The following table summarizes stock option activity:

			Weighted
			Average
			Remaining	Aggregate
		Weighted	Contractual	Intrinsic
	Number of	Average	Life	Value
	Options	Exercise Price	(Years)	(Thousands)
Options exercisable at December 31, 2025	2,394,503	$10.79	6.9	$777
Options granted	30,000	$2.28		-
Options exercised	—	$-		-
Options forfeited / canceled	(187,084)	$2.34		18
Options outstanding at March 31, 2026	2,237,419	$11.38	6.2	$255
Options exercisable at March 31, 2026	2,086,776	$11.80	6.0	$248

The weighted-average grant date fair value of stock options granted was $2.62 during the three months ended March 31, 2026. During the three months ended March 31, 2025, the Company did not grant any new stock option awards.

During the three months ended March 31, 2025, the Company granted 25,000 shares of restricted stock. The weighted-average grant date fair value of the restricted stock issued by the Company during the three months ended March 31, 2025 was $4.89 per share.

(9) Net Loss Per Share

The Company analyzes the potential dilutive effect of stock options and warrants under the treasury stock method (as applicable), during periods of income, or during periods in which income is recognized related to changes in fair value of its liability-classified securities.

The following table sets forth the computation of basic and diluted net loss per common share:

	Three Months Ended
	March 31,
	2026	2025
Net loss per share – Basic:
Numerator
Net loss	$(17,606,382)	$(5,537,069)
Denominator
Weighted-average common shares outstanding, basic	27,847,884	17,431,234
Basic net loss per common share	$(0.63)	$(0.32)

Net loss per share – Diluted:
Numerator
Net loss	$(17,606,382)	$(5,537,069)
Numerator for diluted net loss per share	$(17,606,382)	$(5,537,069)
Denominator
Denominator for basic net loss per share	27,847,884	17,431,234
Denominator for diluted net loss per share	27,847,884	17,431,234
Diluted net loss per common share	$(0.63)	$(0.32)

Potentially dilutive securities, whose effect would have been antidilutive, were excluded from the computation of diluted earnings per share for each of the three months ended March 31, 2026 and 2025. Total antidilutive securities that were excluded from the computation of diluted weighted-average shares outstanding were as follows:

	March 31,
	2026	2025
Stock options	2,237,419	2,336,020
Warrants	5,841,870	5,558,333
Restricted stock	—	25,000

(10) Income Taxes

The Company’s income tax benefit (expense) was $0 for the three months ended March 31, 2026 and 2025. The Company has recorded a valuation allowance to reduce its net deferred tax asset to an amount that is more likely than not to be realized in future years. Accordingly, the benefit of the net operating loss (“NOL”) that would have been recognized in the three months ended March 31, 2026 and 2025 was offset by changes in the valuation allowance.

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

As of March 31, 2026, and December 31, 2025, the Company had not recorded any liability for uncertain tax positions, accrued interest or penalties thereon, and no amounts have been recognized in the Company’s statements of operations.

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

When evaluating the Company’s financial performance, the CODM regularly reviews the following expense categories that comprise net loss. The table below sets forth the Company’s segment information as reviewed by the CODM:

	Three Months Ended
	March 31,
	2026	2025
Program expenses related to clinical-stage product candidates	$(15,580,338)	$(4,217,214)
Program expenses related to preclinical and discovery programs	(196,994)	(30,600)
Program expenses related to clinical manufacturing candidates	(270,830)	-
Personnel-related expenses (including stock-based compensation)	(1,272,579)	(1,397,874)
General and administrative professional and consultant fees	(490,577)	(444,865)
Other segment items[1]	(200,864)	(192,128)
Interest income	137,800	187,612
Other non-cash income (expense) items[2]	268,000	558,000
Net Loss	$(17,606,382)	$(5,537,069)

1 Other segment items included in net loss include insurance expenses, rent expense, information technology expenses, listing/printing fees, warrant commissions and other miscellaneous expenses.

2 Other non-cash income (expense) items include the change in fair value of our liability classified warrants.

(12) Subsequent Events

Subsequent to March 31, 2026, the Company sold 0.8 million shares of its common stock pursuant to the ATM through May 13, 2026 for net proceeds of $1.8 million.

On April 9, 2026, the Company entered into an Underwriting Agreement with Canaccord Genuity LLC, acting as representative of the underwriters with respect to an underwritten public offering of 5.3 million units of the Company, each unit consisting of one share of its common stock, par value $0.0001 per share and one warrant to purchase one share of the Company Stock (the “Canaccord 2026 Warrants”). The units were priced at $1.90 per unit and the offering resulted in gross proceeds of $10.0 million, before deducting underwriting discounts, fees and other related expenses. Net proceeds from the transaction totaled $9.3 million. The Canaccord 2026 Warrants have an exercise price of $2.50 per share, are exercisable after six months from their issuance date, and expire five and one half years from their date of issuance.

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

You should refer to Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2025 for a discussion of important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. Those factors are updated, as applicable, in “Factors that May Affect Future Results” below. As a result of the risks, uncertainties and assumptions described above and elsewhere, we cannot assure you that the forward-looking statements in this Quarterly Report on Form 10-Q will prove to be accurate.

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

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with: (i) the interim financial statements and related notes thereto which are included in this Quarterly Report on Form 10-Q; and (ii) our annual financial statements for the 2025 fiscal year, which are included in our Annual Report on Form 10-K for the year ended December 31, 2025.

Company Overview

We are a late-stage clinical company addressing neurodegeneration, such as Alzheimer’s disease (“AD”) and Parkinson’s disease (“PD”). We are developing our lead product candidate, buntanetap, which is designed to address AD, PD, and potentially other chronic neurodegenerative diseases. Buntanetap is a synthetically produced small molecule, orally administered, brain penetrant compound. In several studies, buntanetap was observed to inhibit the synthesis of neurotoxic proteins — APP/Aβ (“APP”), tau/phospho-tau (“tau”), α-Synuclein (“αSYN”) and TDP43 — that are some of the main causes of neurodegeneration. High levels of neurotoxic proteins lead to reduced axonal transport, which is responsible for the communication between and within nerve cells. When that communication is compromised, the immune system is activated and attacks the nerve cells, eventually killing them. We have observed in our completed clinical studies in AD and PD patients and pre-clinical studies in mice and rats that buntanetap lowered neurotoxic protein levels leading to improved axonal transport, reduced inflammation, lower nerve cell death and improved affected functions.

Currently we are conducting two clinical studies – a pivotal Phase 3 study in early AD ("Phase 3AD Trial”) (NCT06709014) and an open-label extension ("OLE”) study in PD (NCT07284784), and we plan for a third study in Parkinson’s disease dementia ("PDD”).

In February of 2025, we initiated the FDA-cleared pivotal Phase 3 AD Trial: a randomized, double-blind, placebo-controlled, multicenter Phase 3 study in 725 early AD patients. The trial investigates buntanetap and consists of two parts: a 6-month treatment period aimed at confirming buntanetap’s symptomatic efficacy, followed by an additional 12 months of treatment to show potential disease-modifying efficacy at 18 months. After the 6-month treatment period has been completed, patients will continue to be blinded for an additional 12 months. If well-designed and well-executed, the symptomatic portion of the trial may be sufficient to support a New Drug Application ("NDA”) filing, potentially within one year of the 6-month treatment period completion. A similar pathway could be available after 18 months, where a second NDA for disease modification may be supportable with a well-designed and well-executed long-term portion of the trial. The Phase 3 AD Trial is currently enrolling patients, with screening expected to conclude on May 15, 2026, and full enrollment anticipated two months thereafter.

This pivotal Phase 3 AD Trial will utilize standard clinical outcome measures including Alzheimer’s Disease Assessment Scale-Cognitive Subscale 13 ("ADAS-Cog13”) and Alzheimer’s Disease Cooperative Study-InstrumentalActivities of Daily Living Scale ("ADCS-iADL”). Volumetric MRI imaging and certain plasma biomarkers will also be assessed, including p-tau217 levels and inflammatory markers, leveraging recent biomarker assay advances in AD to better diagnose Alzheimer’s patients and disease progression.

In January of 2026, we began an OLE study to evaluate the long-term safety and efficacy of buntanetap in PD patients. The study aims to enroll 500 patients, who will be treated with buntanetap for 36 months or until buntanetap is on the market. The patient population consists of two cohorts: cohort 1with invited participants from prior clinical studies and cohort 2 with patients who did not take part in earlier trials but have been receiving deep brain stimulation ("DBS”) for at least 12 months following successful surgery. The OLE PD study represents an important step toward a future NDA submission by helping meet the FDA patient exposure requirements.

In 2025, we further discussed a study in PDD with the FDA. After showing that the amyloid-positive PD population with the Mini Mental State Examination ("MMSE”) score above 20 responds exceptionally well to our drug, buntanetap, we received approval to proceed. We are refining the proposed protocol for the PDD program and will initiate the study contingent on additional funding.

To date, we have concluded 12 clinical studies, in healthy volunteers to assess safety, food effect, pharmacokinetics ("PK”), distribution, etc., and in AD and PD patients to assess safety and efficacy. The most important clinical studies are described below:

In 2021, we completed two Phase 1/2 clinical studies: one in 14 early AD patients and one in 54 early PD patients (together, the “AD/PD Trials”). In the AD/PD Trials, early AD patients were defined as those with a MMSE score between 19 and 28 and early PD patients as those patients at Hoehn & Yahr stages 1, 2 or 3. MMSE is a brief screening instrument used to assess cognitive function, with total scores ranging from 0 to 30 and a lower score indicating greater disease severity, while the Hoehn & Yahr scale is a medical assessment used to measure staging of the functional disability associated with PD where a higher stage indicates greater disease severity. In collaboration with the Alzheimer’s Disease Cooperative Study (“ADCS”), we also conducted a trial in 16 early AD patients (the “ADCS Trial”). In the ADCS Trial, early AD patients were defined as those patients with an MMSE score between 19 and 28. At the completion of the ADCS Trial, the data showed that buntanetap acts as a translational inhibitor in humans just like in animals, and we further observed that there was statistical improvement in cognition in early AD patients, just like in the AD/PD Trials.

All three clinical trials above were double-blind and placebo-controlled. We designed the studies by applying our understanding of the underlying neurodegenerative disease states and measured both target and pathway validation in the spinal fluid of patients to determine whether patients underlying disease condition improved following treatment. In addition to meeting their primary endpoints of safety and tolerability and secondary endpoint of PK of buntanetap, our AD/PD Trials also met exploratory endpoints of measures of biomarkers and improvements in cognition in AD patients, as well as function in PD patients. We believe that the AD/PD Trials represent the first double-blind, placebo-controlled study that showed improvements in AD patients, as measured by ADAS-Cog and in PD patients, as measured by Unified Parkinson’s Disease Rating Scale (“MDS-UPDRS” or “UPDRS”). ADAS-Cog is an assessment scale that measures cognitive functions and non-cognitive functions such as mood and behavior. More specifically, ADAS-Cog-11 is the cognitive assessment scale used to measure areas commonly seen to decline in AD patients. It consists of 11 specific tasks such as word recall, comprehension, object-naming, etc., in order to produce a scale measurement. UPDRS Part II and III are composed of a 42-item rating scale designed to assess PD-related disability and impairment and also evaluate the activities of daily living and motor function.

Following completion of the AD/PD Trials, we submitted our data to the FDA and requested direction to further pursue the development of buntanetap in early PD patients. With the FDA’s guidance, we initiated a Phase 3 study in early PD patients in August 2022 (our “Phase 3 PD Study”). In the Phase 3 PD Study, early PD patients were defined as those at Hoehn & Yahr stages 1, 2 or 3 and OFF times of less than two hours per day. OFF time refers to periods when PD motor and/or non-motor symptoms occur between medication doses. We also submitted a proposed protocol for the treatment of moderate AD to the FDA, and after receiving permission to proceed, we initiated a Phase 2/3 study in mild to moderate AD patients in February 2023 (our “Phase 2/3 AD Study”). In the Phase 2/3 AD Study, mild to moderate AD patients were defined as those with an MMSE score between 14 and 24. Our Phase 3 PD Study and Phase 2/3 AD Study each had built-in interim analyses.

Our Phase 3 PD Study was completed on December 4, 2023, and we released the topline PD Study efficacy data on July 2, 2024. The study data showed that in two subgroups buntanetap improved UPDRS Part II, III, II+III and total. It also showed that in the entire intent to treat (“ITT”) population, buntanetap stopped the loss of cognition and that in the 12% of patients that already had cognitive issues, buntanetap improved cognition in a dose-dependent, statistically significant way. We asked the FDA for a Type C meeting to discuss the data and the continued development of buntanetap for Lewy body dementia. In response, we received a letter from the FDA saying that because Lewy body dementia is a challenging disease to treat and because there are no accepted endpoints, they would like to discuss the two conditions — dementia with Lewy bodies and PDD — separately and independently. However, the FDA did approve a protocol for an OLE study in PD patients, consisting of two cohorts: cohort 1 with invited participants from prior clinical studies and cohort 2 with patients who did not take part in earlier trials but have been receiving DBS for at least 12 months following successful surgery.

Our Phase 2/3 AD study was completed on February 13, 2024, and on April 29, 2024, we announced topline efficacy data. The data showed that in early AD patients, buntanetap improved ADAS-Cog11 in a dose-dependent fashion and was statistically significant from placebo and from baseline.

On October 10, 2024, we met with the FDA in an end-of-phase 2 meeting to discuss its Phase 2/3 AD data and to agree on a regulatory path forward. Annovis and the FDA have aligned on a development path for buntanetap towards the filing of two NDAs, one for short-term and one for long-term efficacy. During the end-of-phase 2 meeting for AD, the FDA raised no concerns with our data on buntanetap’s safety, including impact on liver enzymes, drug interactions, dose selection, PK, and population PK. Further, the FDA confirmed that future development can proceed using the new crystal form of buntanetap.

We believe that we are the only company developing a drug for AD and PD that is designed to inhibit more than one neurotoxic protein and has a mechanism of action designed to restore nerve cell axonal and synaptic activity. By improving brain function, our goal is to treat memory loss and dementia associated with AD as well as body and brain function issues associated with PD. Based on pre-clinical and clinical data collected to date, we believe that buntanetap has the potential to be the first drug to interfere with the underlying mechanism of neurodegeneration, potentially enabling buntanetap to be the only drug to improve cognition in AD and motor function in PD. The industry has historically encountered challenges in specifically targeting one neurotoxic protein, be it APP, tau or αSYN, indicating that doing so does not change the underlying course of neurodegeneration. Our ultimate goal is to develop a disease-modifying drug (“DMD”) for patients with neurodegeneration by leveraging our clinical and pre-clinical data, which show inhibition of the most relevant neurotoxic proteins. Studies have found that AD and PD are the most common neurodegenerative diseases in the U.S., and accordingly these diseases present two unmet needs of the aging population and two potentially large U.S. markets, if a DMD is developed and approved.

Future Capital Requirements

We have never been profitable and have incurred net losses since inception. Our accumulated deficit at March 31, 2026 was $181.3 million. We do not have sufficient capital on hand to fund our operations for the next 12 months and will need to raise additional capital to meet our obligations as they become due. We believe that our cash and cash equivalents will be sufficient to fund our operating expenses and capital expenditure requirements until the fourth quarter of 2026. We will need to raise substantial additional capital to complete the development and commercialization of our product candidates through public or private equity offerings, debt financings, collaboration and licensing arrangements or other financing alternatives. However, there can be no assurance that we will be successful in raising additional capital or that such capital, if available, will be on terms that are acceptable to us. If we are unable to raise sufficient additional capital or defer sufficient operating expenses, we may be compelled to reduce the scope of, or cease, our operations. Accordingly, we have concluded that substantial doubt exists with respect to our ability to continue as a going concern within one year after the date that these financial statements are issued.

We expect to incur losses for the foreseeable future. We also expect these losses to further increase, as we ramp up our clinical development programs and begin activities for commercial launch readiness. We may also encounter unforeseen expenses, difficulties, complications, delays and other currently unknown factors that could adversely affect our business.

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

Adequate funding may not be available to us on acceptable terms, or at all. Our potential inability to raise capital when needed could have a negative impact on our financial condition and our ability to pursue our business strategies. If we are unable to raise additional funds as required, we may need to delay, reduce, or terminate some or all development programs and clinical trials. We may also be required to sell or license our rights to product candidates in certain territories or indications that we would otherwise prefer to develop and commercialize ourselves. If we are required to enter into collaborations and other arrangements to address our liquidity needs, we may have to give up certain rights that limit our ability to develop and commercialize our product candidates or may have other terms that are not favorable to us or our stockholders, which could materially and adversely affect our business and financial prospects. See the section of our 2025 Annual Report on Form 10-K titled “Risk Factors” for additional risks associated with our substantial capital requirements.

Results of Operations

Comparison of the Three Months Ended March 31, 2026 and 2025

The following table summarizes the results of our operations for the three months ended March 31, 2026 and 2025:

	Three Months Ended
	March 31,
	2026	2025	Change

	(in thousands)
Operating expenses:
Research and development	$16,720	$5,012	$11,708
General and administrative	1,292	1,271	21
Total operating expense	18,012	6,283	11,729
Other income (expense):
Interest income	138	188	(50)
Change in fair value of warrants	268	558	(290)
Total other income, net	406	746	(340)
Net loss	$(17,606)	$(5,537)	$(12,069)

Research and Development Expenses

Research and development expenses for the three months ended March 31, 2026 were $16.7 million, compared to $5.0 million for the three months ended March 31, 2025. The $11.7 million increase was primarily attributable to an increase of $11.9 million for costs associated with our AD 6 month trial patients, an increase of $2.2 million for costs associated with our PD OLE trial, and a decrease of $2.4 million in clinical costs not specifically associated with either study.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2026 were $1.3 million, compared to $1.3 million for the three months ended March 31, 2025. For the three months ended March 31, 2026, General and administrative expenses were increased primarily due to $0.1 million of severance expense related to the Company entering into a separation agreement with its Chief Financial Officer. These costs were offset by a decrease of $0.1 million related to legal fees for corporate and intellectual property matters and employee recruitment costs incurred.

Interest Income

Interest income was $0.1 million for the three months ended March 31, 2026, compared to $0.2 million for the three months ended March 31, 2025. The $0.1 million decrease was driven by lower cash and cash equivalent balances at March 31, 2026 as compared to March 31, 2025, as the March 31, 2025 balance reflected additional funds as a result of our public offering with ThinkEquity, which closed in February 2025. Cash balances have declined since March 31, 2025 due to cash payments to fund our studies.

Change in Fair Value of Warrants

Change in fair value of warrants was a gain of $0.3 million for the three months ended March 31, 2026, compared to a gain of $0.6 million for the three months ended March 31, 2025. The $0.3 million difference between periods was primarily driven by greater volatility in our stock price during the first quarter of 2025, as compared to the same period during 2026.

Liquidity and Capital Resources

Since our inception in 2008, we have devoted most of our cash resources to research and development and general and administrative activities. We have financed our operations primarily with the proceeds from the sale of common stock and warrants. To date, we have not generated any revenue from the sale of products, and we do not anticipate generating any revenue from the sale of products for the foreseeable future. We have incurred losses and generated negative cash flows from operations since inception. As of March 31, 2026, our principal source of liquidity was our cash and cash equivalents, which totaled $14.2 million. We do not believe that our cash on hand will be sufficient to fund our operations for at least twelve months beyond the date of this filing.

April 2026 Canaccord Underwritten Offering

On April 9, 2026, the Company entered into an Underwriting Agreement with Canaccord Genuity LLC (“Canaccord”), with respect to an underwritten public offering of 5.3 million units of the Company, each unit consisting of one share of its common stock, par value $0.0001 per share and one warrant to purchase one share of the Company Stock (the “Canaccord 2026 Warrants”). The units were priced at $1.90 per unit and the offering resulted in gross proceeds of $10.0 million, before deducting underwriting discounts, fees and other related expenses. Net proceeds from the transaction totaled $9.3 million. The Canaccord 2026 Warrants have an exercise price of $2.50 per share, are exercisable after six months from their issuance date, and expire five and one half years from their date of issuance.

October 2025 Registered Direct Offerings and Warrant Issuances

On October 10, 2025, the Company entered into a Securities Purchase Agreement, with the purchasers signatory thereto pursuant to which the Company agreed to issue and sell, in a registered direct offering an aggregate of 3,150,000 shares (the "Shares”) of the Company’s common stock, $0.0001 par value per share and pre-funded warrants to purchase up to an aggregate of 850,000 shares of Common Stock (the "Pre-Funded Warrants”). The Shares and the Pre-Funded Warrants are collectively referred to herein as the "Securities.” The offering price of each Share is $1.50 per share. The offering price of each Pre-Funded Warrant is $1.4999 (equal to the offering price per Share, minus $0.0001, the exercise price of each Pre-Funded Warrant). In addition, in connection with this offering, the Company granted to a placement agent, warrants to purchase a total 200,000 shares of Common Stock (the "October 14, 2025 Placement Agent Warrants”) that have an exercise price per share equal to $2.20 and a term of 5 years from the date of issuance. The net proceeds to the Company from the Offering were $5.5 million. The Company issued 850,000 shares of common stock upon the exercise of the pre-funded warrants during the year ended December 31, 2025. As of March 31, 2026, no pre-funded warrants remained outstanding.

On October 26, 2025, the Company entered into (i) a Securities Purchase Agreement, with the purchasers signatory thereto pursuant to which the Company agreed to issue and sell, in a registered direct offering an aggregate of 597,561 shares of the Company’s common stock, $0.0001 par value per share and (ii) Stock Subscription Agreements (the "Subscription Agreements”) with two members of the Board of Directors of the Company pursuant to which they agree to purchase an aggregate of 1,073,171 shares of Common Stock. An aggregate number of 1,670,732 shares of Common Stock was issued. The offering price of each share was $2.05 per share. In addition, in connection with this offering, the Company granted to a placement agent, warrants to purchase a total 83,357 shares of Common Stock (the "October 26, 2025 Placement Agent Warrants”) that have an exercise price per share equal to $2.56 and a term of 5 years from the date of issuance. The aggregate fair market value was recorded as an offset to gross proceeds of the Offering and an increase to additional paid-in capital. The net proceeds to the Company from the Offering were $3.1 million.

February 2025 ThinkEquity Underwritten Offering

On February 3, 2025, the Company entered into an Underwriting Agreement with ThinkEquity LLC (“ThinkEquity”), with respect to an underwritten public offering of 5.3 million units of the Company, each unit consisting of one share of its common stock, par value $0.0001 per share and one warrant to purchase one share of the common stock (the “ThinkEquity Warrants”). The units were priced at $4.00 per unit and the offering resulted in gross proceeds of $21.0 million, before deducting underwriting discounts, fees and other related expenses. Net proceeds from the transaction totaled $19.3 million. The ThinkEquity Warrants have an exercise price of $5.00 per share, are immediately exercisable and expire five years from their date of issuance. None of the ThinkEquity Warrants were exercised as of March 31, 2026.

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

During the three months ended March 31, 2026, the Company sold 1.3 million shares of common stock pursuant to the Distribution Agreement for gross proceeds of $3.8 million, before commissions. During the year-ended December 31, 2025, the Company sold 2.1 million shares of common stock pursuant to the Distribution Agreement for gross proceeds of $6.8 million before commissions.

Cash Flows

The following table provides a summary of our cash flows for the three months ended March 31, 2026 and 2025:

	Three Months Ended
	March 31,
	2026	2025

	(in thousands)
Total net cash provided by (used in):
Operating activities	$(9,012)	$(8,099)
Financing activities	3,698	19,783
Net increase (decrease) in cash and cash equivalents	$(5,314)	$11,684

Operating Activities

Cash used in operating activities was $9.0 million for the three months ended March 31, 2026, compared to $8.1 million for the three months ended March 31, 2025 The $0.9 million increase in cash used in operations was primarily the result of additional cash paid for clinical trials and related expenses, given the planned timing of study costs and related disbursements.

Contingent upon continued achievement of our fundraising requirements, we expect cash used in operating activities to remain at elevated levels as 2026 progresses, due to expected operating expenditures associated with continued development of our product candidates. More specifically, we expect elevated operating cash burn as a result of costs associated with completing our active Phase 3 AD Trial.

Financing Activities

Cash provided by financing activities for the three months ended March 31, 2026 was $3.7 million and primarily consisted of $3.7 million of proceeds from our Distribution Agreement with OpCo. Cash provided by financing activities for the three months ended March 31, 2025, was $19.8 million and primarily consisted of proceeds from our registered offering with ThinkEquity, as well as proceeds from our Distribution Agreement facility with OpCo.

Contractual Obligations and Other Commitments

This item is not required for smaller reporting companies.

Factors that May Affect Future Results

You should refer to Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2025 for a discussion of important factors that may affect our future results.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements during the periods presented, and we do not currently have any off-balance sheet arrangements as defined in the rules and regulations of the SEC.

Critical Accounting Policies and Significant Judgments and Estimates

The preparation of financial statements in conformity with GAAP requires us to use judgment in making certain estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses in our financial statements and accompanying notes. Critical accounting policies are those that are most important to the portrayal of our financial condition and results of operations and require difficult, subjective and complex judgments by Management in order to make estimates about the effect of matters that are inherently uncertain. During the three-month period ended March 31, 2026, there were no significant changes to our critical accounting policies from those described in our annual financial statements for the 2025 fiscal year, which we included in our Annual Report on Form 10-K for the year ended December 31, 2025.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

This item is not required for smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Management, with the participation of our principal executive officer and principal financial officer, have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2026. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and Management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of March 31, 2026, our disclosure controls and procedures were effective to ensure that the information required to be disclosed in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our Management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

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

Item 1A. Risk Factors

Risk factors that may affect our business and financial results are discussed within Item 1A “Risk Factors” of our annual report on Form 10-K filed with the SEC on March 13, 2026 (“2025 Form 10-K”). There have been no material changes to the disclosures relating to this item from those set forth in our 2025 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended March 31, 2026, none of our directors or "officers," as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, adopted or terminated a Rule 10b5-1 trading plan or arrangement or a non-Rule 10b5-1 trading plan or arrangement, as defined in Item 408(c) of Regulation S-K.

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

4.2	Form of Warrant Agreement (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on November 1, 2023.)

4.3	Form of Warrant (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on February 5, 2025)

4.4	Warrant Agency Agreement (Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on February 5, 2025)

10.1+	Second Amended and Restated Employment Agreement dated as of March 24, 2020 between the Registrant and Maria Maccecchini (Incorporated by reference to Exhibit 10.1 to Form 10-K filed March 25, 2020.)

10.2+	Annovis Bio, Inc. 2018 Equity Incentive Plan. (Incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-8 filed February 14, 2020.)

10.3+	Amendment to Annovis Bio, Inc. 2019 Equity Incentive Plan (Incorporate by reference to form DEF 14A filed April 29, 2024.)

10.4

Registration Rights Agreement dated as of December 19, 2014 among the Registrant and the signatories thereto. (Incorporated by reference to Exhibit 10.5 to Amendment No. 1 to Form S-1 filed August 8, 2019.)

10.5+

Form of Non-Qualified Stock Option Award Agreement for the Annovis Bio, Inc. 2019 Equity Incentive Plan. (Incorporated by reference to Exhibit 10.6 to the Annual Report on Form 10-K filed on March 31, 2023)

10.6

Distribution Agreement, dated December 11, 2024, by and between Annovis Bio, Inc. and Oppenheimer & Co. Inc. (Incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed December 12, 2024)

10.7	Underwriting Agreement, dated February 3, 2025, by and between Annovis Bio, Inc. and ThinkEquity LLC (Incorporated by reference to Exhibit 1.1 to the Current Report filed on February 5, 2025)

19.1	Insider Trading Policy (Incorporated by reference to Exhibit 19.1 to the Annual Report on Form 10-K filed on March 21, 2025).

31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File – the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*Filed herewith

** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Annovis Bio, Inc.

Signature	Title	Date

/s/ Maria Maccecchini	President and Chief Executive Officer (Principal	May 15, 2026
Maria Maccecchini	Executive and Principal Financial Officer)