Form 10-Q
period 2026-06-30
Annovis Bio, Inc.
filed 2026-08-14
CIK 1477845

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2026

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

The number of outstanding shares of the registrant’s common stock as of August 14, 2026 was: 42,606,152

ANNOVIS BIO, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2026

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

Annovis Bio, Inc.

Balance Sheets

	June 30,
	2026	December 31,
	(Unaudited)	2025

Assets
Current assets:
Cash and cash equivalents	$18,728,945	$19,532,338
Prepaid expenses and other current assets	3,308,146	1,549,287
Total assets	$22,037,091	$21,081,625
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,327,138	$2,590,516
Accrued expenses	3,031,571	1,044,859
Total current liabilities	6,358,709	3,635,375
Non-current liabilities:
Warrant liability	19,933,000	595,000
Total liabilities	26,291,709	4,230,375
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock - $0.0001 par value, 2,000,000 shares authorized and 0 shares issued and outstanding	—	—
Common stock - $0.0001 par value, 70,000,000 shares authorized, 42,606,152 and 27,199,139 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	4,260	2,719
Additional paid-in capital	191,871,978	180,552,190
Accumulated deficit	(196,130,856)	(163,703,659)
Total stockholders’ equity	(4,254,618)	16,851,250
Total liabilities and stockholders’ equity	$22,037,091	$21,081,625

See accompanying notes to financial statements.

Annovis Bio, Inc.

Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Operating expenses:
Research and development	$12,007,300	$5,161,921	$28,727,663	$10,173,438
General and administrative	2,370,412	1,109,532	3,662,232	2,380,696
Total operating expenses	14,377,712	6,271,453	32,389,895	12,554,134
Operating loss	(14,377,712)	(6,271,453)	(32,389,895)	(12,554,134)
Other income (expense):
Interest income	160,233	191,395	298,033	379,007
Other financing costs (Note 7)	(1,589,336)	—	(1,589,336)	—
Change in fair value of warrants (Note 7)	986,000	(140,000)	1,254,000	418,000
Total other income (expense), net	(443,103)	51,395	(37,303)	797,007
Net loss	$(14,820,815)	$(6,220,058)	$(32,427,198)	$(11,757,127)
Net loss per share (Note 9)
Basic	$(0.40)	$(0.32)	$(0.99)	$(0.64)
Diluted	$(0.40)	$(0.32)	$(0.99)	$(0.64)
Weighted-average number of common shares used in computing net loss per share
Basic	37,518,778	19,486,231	32,710,046	18,464,877
Diluted	37,518,778	19,486,231	32,710,046	18,464,877

See accompanying notes to financial statements.

Annovis Bio, Inc.

Statements of Changes in Stockholders’ Equity

(Unaudited)

			Additional	Total
	Common Stock		Paid-in	Accumulated	Total
	Shares	Amount	Capital	Deficit	Stockholders' Equity
Three and Six Months Ended June 30, 2026
Balance, December 31, 2025	27,199,139	$2,719	$180,552,190	$(163,703,659)	$16,851,250
Issuance of common stock, pursuant to Equity Distribution Agreement, net of issuance costs	1,338,163	135	3,698,232	—	3,698,367
Stock-based compensation expense	—	—	182,823	—	182,823
Net loss	—	—	—	(17,606,382)	(17,606,382)
Balance, March 31, 2026	28,537,302	$2,854	$184,433,245	$(181,310,041)	$3,126,058
Issuance of common stock, pursuant to Equity Distribution Agreement, net of issuance costs	839,268	84	1,760,841	—	1,760,925
April 2026 issuance of common stock and warrants under registered underwritten offering, net of issuance costs and warrant liability	5,263,156	526	2,707,633	—	2,708,159
May 2026 issuance of common stock and warrants under registered underwritten offering, net of issuance costs and warrant liability	7,895,000	789	1,345,326	—	1,346,115
Exercise of stock options	71,426	7	16,278	—	16,285
Stock-based compensation expense	—	—	1,608,655	—	1,608,655
Net loss	—	—	—	(14,820,815)	(14,820,815)
Balance, June 30, 2026	42,606,152	$4,260	$191,871,978	$(196,130,856)	$(4,254,618)

Three and Six Months Ended June 30, 2025
Balance, December 31, 2024	14,141,521	$1,414	$144,155,694	$(134,849,462)	$9,307,646
Issuance of common stock, pursuant to Equity Distribution Agreement, net of issuance costs	94,710	9	502,925	—	502,934
Issuance of common stock and warrants under registered direct offering, net of issuance costs	5,250,000	525	19,279,964	—	19,280,489
Stock-based compensation expense	—	—	499,887	—	499,887
Net loss	—	—	—	(5,537,069)	(5,537,069)
Balance, March 31, 2025	19,486,231	$1,948	$164,438,470	$(140,386,531)	$24,053,887
Stock-based compensation expense	—	—	496,618	—	496,618
Net loss	—	—	—	(6,220,058)	(6,220,058)
Balance, June 30, 2025	19,486,231	$1,948	$164,935,088	$(146,606,589)	$18,330,447

See accompanying notes to financial statements.

Annovis Bio, Inc.

Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(32,427,198)	$(11,757,127)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	1,791,478	996,505
Change in fair value of warrants	(1,254,000)	(418,000)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,758,859)	(950,568)
Accounts payable	736,622	(1,331,663)
Accrued expenses	1,986,713	255,800
Net cash used in operating activities	(30,925,244)	(13,205,053)
Cash flows from financing activities:
Proceeds from issuance of common stock, and warrants, net	30,105,566	19,783,423
Proceeds from exercise of common stock options	16,285	—
Net cash provided by financing activities	30,121,851	19,783,423
Net (decrease) increase in cash and cash equivalents	(803,393)	6,578,370
Cash and cash equivalents, beginning of period	19,532,338	10,551,916
Cash and cash equivalents, end of period	$18,728,945	$17,130,286

See accompanying notes to financial statements.

Annovis Bio, Inc.

Notes to Financial Statements

(Unaudited)

(1) Nature of Business, Going Concern and Management’s Plan

Annovis Bio, Inc. (the “Company” or “Annovis”) was incorporated on April 29, 2008, under the laws of the State of Delaware. Annovis is a late-stage clinical drug platform company addressing neurodegeneration, such as Alzheimer’s disease (“AD”) and Parkinson’s disease (“PD”). The toxic cascade in neurodegeneration begins with high levels of neurotoxic proteins, which lead to impaired axonal transport, inflammation, death of nerve cells and loss of cognition and motor function. The Company’s lead drug candidate, buntanetap, is a small molecule administered orally that is designed to attack neurodegeneration by entering the brain and inhibiting the translation of multiple neurotoxic proteins, thereby impeding the toxic cascade. High levels of neurotoxic proteins lead to reduced axonal transport, which is responsible for the communication between and within nerve cells. When that communication is compromised, the immune system is activated and attacks the nerve cells, eventually killing them. The Company has shown in its clinical studies in AD and PD patients as well as in pre-clinical studies in mice and rats that buntanetap lowered neurotoxic protein levels, leading to improved axonal transport, reduced inflammation, lower nerve cell death and improved affected functions. The Company has treated more than 1,600 patients and is conducting the last clinical study before filing for marketing approval.

Going Concern

Since its founding, the Company has been engaged in research and development as well as organizational activities, including raising capital. The Company has not generated substantial revenues and has not yet achieved profitable operations, nor has it ever generated positive cash flows from operations. There is no assurance that profitable operations, if achieved, could be sustained on a continuing basis. The Company is subject to the risks associated with any clinical stage pharmaceutical company that has substantial expenditures for research and development. There can be no assurance that the Company’s research and development projects will be successful, that products developed will obtain necessary regulatory approval, or that any approved product will become commercially viable. In addition, the Company operates in an environment of rapid technological change and is largely dependent on the services of its employees and consultants. Further, the Company’s future operations are dependent on the success of its efforts to raise additional capital.

The Company has a history of incurring net losses and anticipates incurring additional losses until such time, if ever, that it can generate significant revenue from its product candidates currently in development. The Company’s primary source of capital has historically been the issuance of common stock and warrants to purchase common stock.

Since the Company’s inception, the Company has incurred losses and negative cash flows from operations. At June 30, 2026, the Company had cash and cash equivalents of $18.7 million and an accumulated deficit of $196.1 million. The Company’s net loss was $32.4 million and $11.8 million for the six months ended June 30, 2026 and 2025, respectively. In addition, the Company’s operating loss was $32.4 million and $12.6 million for the six months ended June 30, 2026 and 2025, respectively. The Company follows the provisions of Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 205-40, Presentation of Financial Statements-Going Concern, or ASC 205-40, which requires Management to assess the Company’s ability to continue as a going concern for one year after the date its financial statements are issued. The Company expects that its existing balance of cash and cash equivalents, as of June 30, 2026, is not sufficient to fund operations for the period through one year after the date of this filing and therefore, Management has concluded that substantial doubt exists about the Company’s ability to continue as a going concern. Management’s plans to mitigate this risk include raising additional capital through equity financings, debt, or other potential alternatives. Management’s plans may also include the deferral of certain operating expenses unless and until additional capital is received. However, there can be no assurance that the Company will be successful in raising additional capital or that such capital, if available, will be on terms that are acceptable to the Company, or that the Company will be successful in deferring certain operating expenses. As such, Management has concluded that such plans do not alleviate the aforementioned substantial doubt. If the Company is unable to raise sufficient additional capital or defer sufficient operating expenses, the Company may be compelled to reduce the scope of, or cease, its operations.

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

(2) Summary of Significant Accounting Policies

(a) Basis of Presentation of Interim Unaudited Financial Statements

The accompanying interim financial statements of Annovis Bio, Inc. should be read in conjunction with the audited financial statements and notes thereto included in the Company’s 2025 Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 13, 2026. The interim financial statements included herein are unaudited. In the opinion of Management, these statements include all adjustments, consisting of normal, recurring adjustments necessary for a fair presentation of the financial position of Annovis at June 30, 2026, its results of operations for the three and six months ended June 30, 2026 and 2025, and its cash flows for the six months ended June 30, 2026 and 2025. These interim results of operations are not necessarily indicative of the results to be expected for a full year or any future period. The accompanying financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) and the rules and regulations of the SEC. Any reference in these notes to applicable guidance is meant to refer to U.S. GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”). Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to such rules and regulations relating to interim financial statements.

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

On April 9, 2026, the Company completed an underwritten offering whereby the Company sold (i) 5.3 million shares of common stock and (ii) warrants to purchase an aggregate of 5.3 million shares of common stock at an exercise price of $2.50 per share (“April 2026 Canaccord Warrants”). The April 2026 Canaccord Warrants are liability classified as they contain certain cash settlement adjustment features that are outside of the Company’s control or not deemed to be indexed to the Company’s stock. The warrant liabilities are recorded at fair value regardless of the timing of the redemption feature, the redemption price, or the likelihood of redemption. These warrants are subject to re-measurement at each balance sheet date and any change in fair value is recognized as a component of change in fair value of warrant liability in the statements of operations. The Company will continue to adjust the liability for changes in fair value until the earlier of the exercise, expiration, or other settlement of the warrants. The warrants are classified as Level 3 liabilities.

On May 20, 2026, the Company completed an underwritten offering whereby the Company sold (i) 7.9 million shares of common stock and (ii) warrants to purchase an aggregate of 7.1 million shares of common stock at an exercise price of $2.25 per share (“May 2026 Canaccord Warrants”). The May 2026 Canaccord Warrants are liability classified as they contain certain cash settlement adjustment features that are outside of the Company’s control or not deemed to be indexed to the Company’s stock. The warrant liabilities are recorded at fair value regardless of the timing of the redemption feature, the redemption price, or the likelihood of redemption. These warrants are subject to re-measurement at each balance sheet date and any change in fair value is recognized as a component of change in fair value of warrant liability in the statements of operations. The Company will continue to adjust the liability for changes in fair value until the earlier of the exercise, expiration, or other settlement of the warrants. The warrants are classified as Level 3 liabilities.

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

(j) Income Taxes

The Company provides for income taxes using the asset and liability approach. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. As of June 30, 2026 and December 31, 2025, the Company had a full valuation allowance against its deferred tax assets.

The Company is subject to the provisions of ASC 740, Income Taxes, which prescribes a more likely-than-not threshold for the financial statement recognition of uncertain tax positions. ASC 740 clarifies the accounting for income taxes by prescribing a minimum recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. There are currently no open federal or state tax audits. The Company has not recorded any liability for uncertain tax positions at June 30, 2026 or December 31, 2025.

(k) Recent Accounting Pronouncements

In November 2024, the FASB issued ASU 2024-03, Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”), which requires public entities, at annual and interim reporting periods, to disclose in a tabular format additional information about specific expense categories in the notes to the financial statements. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, with early adoption permitted. The Company has started to disaggregate its expenses in our income statement and is continuing to evaluate the impacts of this ASU on its future financial statements and disclosures.

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

The following table provides the carrying value and fair value of certain financial assets and liabilities of the Company measured at fair value on a recurring basis as of June 30, 2026 and December 31, 2025:

		Fair Value Measurement at
		June 30, 2026
	Carrying Value	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$18,511,359	$18,511,359	$—	$—
Total assets measured and recorded at fair value	$18,511,359	$18,511,359	$—	$—
Liabilities:
Warrant liability	$19,933,000	$—	$—	$19,933,000
Total liabilities measured and recorded at fair value	$19,933,000	$—	$—	$19,933,000

		Fair Value Measurement at
		December 31, 2025
	Carrying Value	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$19,184,883	$19,184,883	$—	$—
Total assets measured and recorded at fair value	$19,184,883	$19,184,883	$—	$—
Liabilities:
Warrant liability	$595,000	$—	$—	$595,000
Total liabilities measured and recorded at fair value	$595,000	$—	$—	$595,000

The Company did not transfer any financial instruments into or out of Level 3 classification, during the three and six months ended June 30, 2026 and 2025.

(a) Canaccord Warrants

The common stock warrants issued in connection with the Company’s equity raise in October 2023, April 2026, and May 2026, the Canaccord Warrants, the April 2026 Canaccord Warrants, and May 2026 Canaccord Warrants, respectively, were classified as liabilities at the time of issuance due to certain cash settlement adjustment features that are outside of the Company’s control or not deemed to be indexed to the Company’s stock. The Canaccord Warrants, the April 2026 Canaccord Warrants, and the May 2026 Canaccord Warrants liabilities are remeasured each reporting period with the change in fair value recorded to other income (expense) in the statements of operations until the warrants are exercised, expired, reclassified, or otherwise settled. The fair value of the Canaccord Warrants, the April 2026 Canaccord Warrants, and the May 2026 Canaccord Warrants are estimated using a Black-Scholes option-pricing model.

The estimated fair value of the Canaccord Warrants, the April 2026 Canaccord Warrants, and the May 2026 Canaccord Warrants are determined using Level 3 inputs. Inherent in a Black-Scholes option-pricing model are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and other inputs. The Company estimates the volatility of its warrants based on implied volatility from the Company’s traded warrants. The risk-free interest rate is based on the market yield of U.S. Treasuries over a term commensurate with the remaining term to expiration. Any changes in these assumptions can change the associated valuation significantly.

The following tables provide quantitative information regarding the Level 3 classified October 2023 Canaccord Warrants as of their respective measurement dates:

	June 30, 2026	December 31, 2025
Exercise price	$9.00	$9.00
Closing stock price	$1.86	$3.46
Number of warrants	308,333	308,333
Volatility	128%	123%
Term (time to expiration in years)	2.34	2.84
Risk-free rate	4.1%	3.5%

The Canaccord Warrants are exercisable immediately and will expire on November 2, 2028, five years from the date of issuance. See Note 7 – Stockholders’ Equity for additional background.

The following tables provide quantitative information regarding the Level 3 classified April 2026 Canaccord Warrants as of their respective measurement dates:

	June 30, 2026	April 9, 2026
Exercise price	$2.50	$2.50
Closing stock price	$1.86	$1.59
Number of warrants	5,263,156	5,263,156
Volatility	125%	126%
Term (time to expiration in years)	5.28	5.50
Risk-free rate	4.2%	4.0%

The April 2026 Canaccord Warrants are exercisable six months after the date of issuance and will expire on October 8, 2031, five and one half years from the date of issuance. See Note 7 – Stockholders’ Equity for additional background.

The following tables provide quantitative information regarding the Level 3 classified May 2026 Canaccord Warrants as of their respective measurement dates:

	June 30, 2026	May 20, 2026
Exercise price	$2.25	$2.25
Closing stock price	$1.86	$2.15
Number of warrants	7,105,000	7,105,000
Volatility	123%	125%
Term (time to expiration in years)	5.89	6.00
Risk-free rate	4.2%	4.3%

The May 2026 Canaccord Warrants are exercisable immediately and will expire on May 18, 2032, six years from the date of issuance. See Note 7 – Stockholders’ Equity for additional background.

(4) Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	June 30,	December 31,
	2026	2025
Prepaid clinical expenses	$2,779,277	$1,204,720
Prepaid other	446,318	321,009
Prepaid insurance	75,056	16,063
Security deposits	7,495	7,495
Total prepaid expenses and other current assets	$3,308,146	$1,549,287

(5) Accrued Expenses

Accrued expenses consisted of the following:

	June 30,	December 31,
	2026	2025
Accrued clinical expenses	$2,259,414	$283,944
Payroll and related benefits	551,179	426,202
Accrued professional and other	220,978	334,713
Total accrued expenses	$3,031,571	$1,044,859

(6) Commitments and Contingencies

(a) Research and Development

The Company has entered into contracts with CROs and contract manufacturers (“CMOs”) related to the Company’s clinical trials. These contracts generally require upfront payments, milestone payments, and pass through cost reimbursements, to be made. While the contracts are generally cancellable with written notice, the Company is obligated to make payments for services rendered through the termination date of the project with any applicable CRO/CMO.

(b) Leases

The Company maintains one short-term lease associated with occupying its corporate headquarters. Total rental expense was $26,566 and $24,844 for the three months ended June 30, 2026 and 2025 and $52,453 and $57,582 for the six months ended June 30, 2026 and 2025.

(c) Employment Agreements

The Company has agreements with its executive officers that provide for severance payments to the employee upon termination of the agreement by the Company for any reason other than for cause, death, or disability or by the employee for good reason. The maximum aggregate severance payments under the agreement were estimated to be $1.2 million at June 30, 2026.

(d) Litigation

The Company is subject, from time to time, to claims by third parties under various legal disputes. The defense of such claims, or any adverse outcome relating to any such claims, could have a material adverse effect on the Company’s liquidity, financial condition and cash flows.

For both the three and six months ended June 30, 2026 and 2025, the Company did not have any pending legal actions deemed to be material.

(7) Stockholders’ Equity

(a) Overview

The Company’s Amended and Restated Certificate of Incorporation was adopted on January 31, 2020, in conjunction with the closing of the Company’s initial public offering (the “IPO”) and amended on June 15, 2023 to increase the authorized number of shares. Currently, there are two classes of stock authorized which are designated, respectively, common stock and preferred stock. The total number of shares which the Company is authorized to issue is 72.0 million, each with a par value of $0.0001 per share. Of these shares, 70.0 million are designated as common stock and 2.0 million are preferred stock.

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

(c) Preferred Stock

Preferred stock may be issued from time to time by the Board in one or more series. There was no preferred stock issued or outstanding as of June 30, 2026 or December 31, 2025.

(d) October 2025 Registered Direct Offerings and Warrant Issuances

On October 10, 2025, the Company entered into a Securities Purchase Agreement, with the purchasers signatory thereto pursuant to which the Company agreed to issue and sell, in a registered direct offering an aggregate of 3,150,000 shares (the "Shares”) of the Company’s common stock, $0.0001 par value per share and pre-funded warrants to purchase up to an aggregate of 850,000 shares of Common Stock (the "Pre-Funded Warrants”). The Shares and the Pre-Funded Warrants are collectively referred to herein as the "Securities.” The offering price of each Share was $1.50 per share. The offering price of each Pre-Funded Warrant was $1.4999 (equal to the offering price per Share, minus $0.0001, the exercise price of each Pre-Funded Warrant). In addition, in connection with this offering, the Company granted to a placement agent, warrants to purchase a total 200,000 shares of Common Stock (the "October 14, 2025 Placement Agent Warrants”) that have an exercise price per share equal to $2.20 and a term of 5 years from the date of issuance.

The October 14, 2025 Placement Agent Warrants were issued for services performed by the placement agent and were treated as offering costs. The aggregate fair value was determined to be approximately $0.2 million using the Black-Scholes pricing model with the following assumptions: 122.5% volatility, risk free interest rate of 3.6%, an expected life of 2.5 years, and no dividend. The aggregate fair market value was recorded as an offset to gross proceeds of the Offering and an increase to additional paid-in capital. The net proceeds to the Company from the Offering were $5.5 million, net of offering costs of $0.5 million. The Company issued 850,000 shares of common stock upon the exercise of the pre-funded warrants during the year ended December 31, 2025. As of June 30, 2026, no pre-funded warrants remained outstanding.

The Company evaluated the appropriate balance sheet classification for the Pre-Funded Warrants and the October 14, 2025 Placement Agent Warrants and determined equity classification was appropriate, as the warrants do not contain a required cash settlement adjustment feature with respect to a transaction outside of the Company’s control or not deemed to be indexed to the Company’s stock.

On October 26, 2025, the Company entered into (i) a Securities Purchase Agreement, with the purchasers signatory thereto pursuant to which the Company agreed to issue and sell, in a registered direct offering an aggregate of 597,561 shares of the Company’s common stock, $0.0001 par value per share and (ii) Stock Subscription Agreements (the "Subscription Agreements”) with two members of the Board of Directors of the Company pursuant to which they agree to purchase an aggregate of 1,073,171 shares of Common Stock. An aggregate number of 1,670,732 shares of Common Stock was issued. The offering price of each share was $2.05 per share. In addition, in connection with this offering, the Company granted to a placement agent, warrants to purchase a total 83,537 shares of Common Stock (the "October 26, 2025 Placement Agent Warrants”) that have an exercise price per share equal to $2.56 and a term of 5 years from the date of issuance. The October 26, 2025 Placement Agent Warrants were issued for services performed by the placement agent and were treated as offering costs. The aggregate fair value was determined to be approximately $0.1 million using the Black-Scholes pricing model with the following assumptions: 122.5% volatility, risk free interest rate of 3.6%, an expected life of 2.5 years and no dividend. The aggregate fair market value was recorded as an offset to gross proceeds of the Offering and an increase to additional paid-in capital. The net proceeds to the Company from the Offering were $3.1 million, net of offering costs of $0.1 million.

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

(e) February 2025 ThinkEquity Underwritten Offering and Warrant Issuance

On February 3, 2025, the Company entered into an Underwriting Agreement with ThinkEquity LLC (“ThinkEquity”), with respect to an underwritten public offering of 5.3 million units of the Company, each unit consisting of one share of its common stock, par value $0.0001 per share and one warrant to purchase one share of the Company Stock (the “ThinkEquity Warrants”). The units were priced at $4.00 per unit and the offering resulted in gross proceeds of $21.0 million, before deducting underwriting discounts, fees, and other related expenses. Net proceeds from the transaction totaled $19.3 million. The ThinkEquity Warrants have an exercise price of $5.00 per share, are immediately exercisable, and expire five years from their date of issuance. The shares of common stock and warrants were issued separately. No ThinkEquity Warrants were exercised during the three and six months ended June 30, 2026 and 2025.

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

(f) October 2023 Canaccord Equity Offering and Warrant Issuance

On October 31, 2023, the Company entered into an underwritten offering with a Canaccord Genuity LLC whereby the Company sold (i) 1.3 million shares of common stock and (ii) the Canaccord Warrants to purchase an aggregate of 1.3 million shares of common stock at an exercise price of $9.00 per share. The warrants are exercisable immediately on the date of issuance and will expire five years after the date of issuance. The Company received $6.8 million in net cash proceeds after deducting underwriter discount and fees, as well as other third-party costs. The Canaccord Warrants are liability classified as they contain certain cash settlement adjustment features that are outside of the Company’s control or not deemed to be indexed to the Company’s stock. No Canaccord Warrants were exercised during the three and six months ended June 30, 2026 and 2025.

The following is a roll-forward of the Canaccord Warrants liability from December 31, 2025 to June 30, 2026:

Warrant liability at December 31, 2025	$595,000
Change in fair value of warrant liability	(268,000)
Warrant liability at March 31, 2026	327,000
Change in fair value of warrant liability	(96,000)
Warrant liability at June 30, 2026	$231,000

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

(h) April 2026 Canaccord Equity Offering and Warrant Issuance

On April 9, 2026, the Company entered into an underwritten offering with a Canaccord Genuity LLC whereby the Company sold (i) 5.3 million shares of common stock and (ii) the April 2026 Canaccord Warrants to purchase an aggregate of 5.3 million shares of common stock at an exercise price of $2.50 per share. The warrants are exercisable six months after the date of issuance and will expire five and one-half years after the date of issuance. The Company received $10.0 million in gross proceeds and $9.2 million in net cash proceeds after deducting underwriter discount and fees, as well as other third-party costs. The Company incurred $0.8 million of underwriter discounts fees and third party costs, of which, $0.6 million was recorded to other financing costs and $0.2 million was recorded to additional paid-in-capital. No April 2026 Canaccord Warrants were exercised during the three months ended June 30, 2026.

The following is a roll-forward of the April 2026 Canaccord Warrants liability from April 9, 2026 to June 30, 2026:

Warrant liability at April 9, 2026	$7,045,000
Change in fair value of warrant liability	1,195,000
Warrant liability at June 30, 2026	$8,240,000

(i) May 2026 Canaccord Equity Offering and Warrant Issuance

On May 20, 2026, the Company entered into an underwritten offering with a Canaccord Genuity LLC whereby the Company sold (i) 7.9 million shares of common stock and (ii) the May 2026 Canaccord Warrants to purchase an aggregate of 7.1 million shares of common stock at an exercise price of $2.25 per share. The warrants are exercisable immediately on the date of issuance and will expire six years after the date of issuance. The Company received $15.0 million in gross proceeds and $13.9 million in net cash proceeds after deducting underwriter discount and fees, as well as other third-party costs. The Company incurred $1.1 million of underwriter discounts fees and third party costs, of which, $1.0 million was recorded to other financing costs and $0.1 million was recorded to additional paid-in-capital. No May 2026 Canaccord Warrants were exercised during the three months ended June 30, 2026.

The following is a roll-forward of the May 2026 Canaccord Warrants liability from May 20, 2026 to June 30, 2026:

Warrant liability at May 20, 2026	$13,547,000
Change in fair value of warrant liability	(2,085,000)
Warrant liability at June 30, 2026	$11,462,000

(j)Warrant Summary

As of June 30, 2026, the Company had the following common stock warrants outstanding:

		Outstanding			Outstanding	Exercise
	Issued	December 31,		Exercised or	June 30,	price per	Expiration
Issuance (Classification)	date	2025	Granted	Expired	2026	share	date

ThinkEquity Warrants (Equity)	February 3, 2025	5,250,000	—	—	5,250,000	$5.00	February 4, 2030
Canaccord Warrants (Liability)	November 2, 2023	308,333	—	—	308,333	$9.00	November 2, 2028
Placement Agent Warrants (Equity)	October 14, 2025	200,000	—	—	200,000	$2.20	October 14, 2030
Placement Agent Warrants (Equity)	October 28, 2025	83,537	—	—	83,537	$2.56	October 28, 2030
April 2026 Canaccord Warrants (Liability)	April 9, 2026	—	5,263,156	—	5,263,156	$2.50	October 8, 2031
May 2026 Canaccord Warrants (Liability)	May 20, 2026	—	7,105,000	—	7,105,000	$2.25	May 18, 2032

(k) December 2024 ATM

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

During the three and six months ended June 30, 2026, the Company sold 0.8 million and 2.2 million shares of common stock pursuant to the Distribution Agreement for gross proceeds of $1.8 million and $5.6 million, respectively, before commissions. The Company had issuance costs of $0.0 million and $0.1 million during the three and six months ended June 30, 2026. During the three and six months ended June 30, 2025, the Company sold 0.0 million and 0.1 million shares of common stock pursuant to the Distribution Agreement for gross proceeds of $0.0 million and $0.5 million, before commissions.

(8) Stock-Based Compensation

The Company’s 2019 Equity Incentive Plan (the “2019 Plan”) became effective on January 31, 2020, succeeding the Company’s previous equity incentive plan. No new options may be issued under the previous plan, although shares subject to grants which are cancelled or forfeited will again be available under the 2019 Plan.

Effective June 1, 2021, the 2019 Plan was amended to increase the number of shares authorized to be issued from 1.0 million to 2.0 million. Effective June 12, 2024, the 2019 Plan was amended to increase the number of shares authorized from 2.0 million to 3.0 million. Effective June 17, 2026, the 2019 Plan was amended to increase the number of shares authorized from 3.0 million to 5.5 million. As of June 30, 2026, 2.3 million shares were available for future grants under the Plan.

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

Stock-based compensation expense reflected in the statement of operations was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
General and administrative	$1,223,567	$270,395	$1,310,918	$537,333
Research and development	385,088	226,223	480,560	459,172
	$1,608,655	$496,618	$1,791,478	$996,505

Stock Options to Purchase Common Stock

The following table summarizes stock option activity:

			Weighted
			Average
			Remaining	Aggregate
		Weighted	Contractual	Intrinsic
	Number of	Average	Life	Value
	Options	Exercise Price	(Years)	(Thousands)
Options outstanding at December 31, 2025	2,394,503	$10.79	6.9	$777
Options granted	777,394	$3.78		-
Options exercised	(71,426)	$0.23		116
Options forfeited / canceled	(274,417)	$3.60		-
Options outstanding at June 30, 2026	2,826,054	$9.82	7.2	$87
Options exercisable at June 30, 2026	2,350,446	$10.95	6.8	$84

The weighted-average grant date fair value of stock options granted was $3.34 and $3.30 during the three and six months ended June 30, 2026, respectively. The weighted-average grant date fair value of stock options granted was $1.39 during the three and six months ended June 30, 2025

During the three and six months ended June 30, 2025, the Company granted 0 and 25,000 shares of restricted stock, respectively. The weighted-average grant date fair value of the restricted stock issued by the Company during the three and six months ended June 30, 2025 was $4.89 per share.

(9) Net Loss Per Share

The Company analyzes the potential dilutive effect of stock options and warrants under the treasury stock method (as applicable), during periods of income, or during periods in which income is recognized related to changes in fair value of its liability-classified securities.

The following table sets forth the computation of basic and diluted net loss per common share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Net loss per share – Basic:
Numerator
Net loss	$(14,820,815)	$(6,220,058)	$(32,427,198)	$(11,757,127)
Denominator
Weighted-average common shares outstanding, basic	37,518,778	19,486,231	32,710,046	18,464,877
Basic net loss per common share	$(0.40)	$(0.32)	$(0.99)	$(0.64)

Net loss per share – Diluted:
Numerator
Net loss	$(14,820,815)	$(6,220,058)	$(32,427,198)	$(11,757,127)
Numerator for diluted net loss per share	$(14,820,815)	$(6,220,058)	$(32,427,198)	$(11,757,127)
Denominator
Denominator for basic net loss per share	37,518,778	19,486,231	32,710,046	18,464,877
Denominator for diluted net loss per share	37,518,778	19,486,231	32,710,046	18,464,877
Diluted net loss per common share	$(0.40)	$(0.32)	$(0.99)	$(0.64)

Potentially dilutive securities, whose effect would have been antidilutive, were excluded from the computation of diluted earnings per share for each of the three and six months ended June 30, 2026 and 2025. Total antidilutive securities that were excluded from the computation of diluted weighted-average shares outstanding were as follows:

	June 30,
	2026	2025
Stock options	2,826,054	2,263,458
Warrants	18,210,026	5,558,333
Restricted stock	—	25,000

(10) Income Taxes

The Company’s income tax benefit (expense) was $0 for the three and six months ended June 30, 2026 and 2025. The Company has recorded a valuation allowance to reduce its net deferred tax asset to an amount that is more likely than not to be realized in future years. Accordingly, the benefit of the net operating loss (“NOL”) that would have been recognized in the three and six months ended June 30, 2026 and 2025 was offset by changes in the valuation allowance.

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

As of June 30, 2026, and December 31, 2025, the Company had not recorded any liability for uncertain tax positions, accrued interest or penalties thereon, and no amounts have been recognized in the Company’s statements of operations.

(11) Segment Information

The Company is a clinical-stage biopharmaceutical company and has not generated any revenue since commencing significant operations in 2008. The Company’s operations are organized and reported as a single reportable segment, which includes all activities related to the discovery, development, and commercialization of our lead drug candidate, buntanetap, which is designed to address AD, PD, and potentially other chronic neurodegenerative diseases. This presentation is consistent with how the Company’s chief operating decision maker (“CODM”), its Chief Executive Officer, assesses the performance of the Company and makes operating decisions. The accounting policies of the segment are the same as those described in the summary of significant accounting policies (see Note 2). The CODM assesses performance and decides how to allocate resources based on net loss as reported on the statements of operations. The CODM uses net loss to monitor actual operating results, assess cash runway, and benchmark against the Company’s competitors. The measure of segment assets is reported on the balance sheets as total assets. The Company’s assets are held in the United States.

When evaluating the Company’s financial performance, the CODM regularly reviews the following expense categories that comprise net loss. The table below sets forth the Company’s segment information as reviewed by the CODM:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Program expenses related to clinical-stage product candidates	$(10,707,646)	$(4,228,642)	$(26,286,245)	$(8,445,857)
Program expenses related to preclinical and discovery programs	(146,915)	(49,714)	(343,909)	(80,313)
Program expenses related to clinical manufacturing candidates	(144,264)	-	(415,094)	-
Personnel-related expenses (including stock-based compensation)	(2,484,630)	(1,496,642)	(3,758,951)	(2,894,516)
General and administrative professional and consultant fees	(668,764)	(292,649)	(1,159,339)	(737,514)
Other segment items[1]	(225,493)	(203,806)	(426,357)	(395,934)
Interest income	160,233	191,395	298,033	379,007
Other non-cash income (expense) items[2]	(603,336)	(140,000)	(335,336)	418,000
Net Loss	$(14,820,815)	$(6,220,058)	$(32,427,198)	$(11,757,127)

1 Other segment items included in net loss include insurance expenses, rent expense, information technology expenses, listing/printing fees, warrant commissions and other miscellaneous expenses.

2 Other non-cash income (expense) items include the change in fair value of our liability classified warrants and expenses and fees incurred from issuance of warrants.

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

Company Overview

We are a late-stage clinical company addressing neurodegeneration, such as Alzheimer’s disease (“AD”) and Parkinson’s disease (“PD”). We are developing our lead drug candidate, buntanetap, which is designed to address AD, PD, and potentially other chronic neurodegenerative diseases. Buntanetap is a synthetically produced small molecule, orally administered, brain penetrant compound. In several studies, buntanetap was observed to inhibit the synthesis of neurotoxic proteins — APP/Aβ (“APP”), tau/phospho-tau (“tau”), α-Synuclein (“αSYN”) and TDP43 — that are some of the main causes of neurodegeneration. High levels of neurotoxic proteins lead to reduced axonal transport, which is responsible for the communication between and within nerve cells. When that communication is compromised, the immune system is activated and attacks the nerve cells, eventually killing them. We have observed in our completed clinical studies in AD and PD patients and pre-clinical studies in mice and rats that buntanetap lowered neurotoxic protein levels leading to improved axonal transport, reduced inflammation, lower nerve cell death, and improved affected functions.

To date, we have concluded 11 clinical studies – in healthy volunteers to assess safety, food effect, pharmacokinetics ("PK”), distribution, etc., and in AD and PD patients to assess safety and efficacy. Currently we are conducting two clinical studies – a pivotal Phase 3 study in early AD ("Phase 3 AD Study”) (NCT06709014) and an open-label extension ("OLE”) study in PD patients (“OLE PD Study”) (NCT07284784). We will also initiate an OLE study in AD patients (“OLE AD Study”) in October 2026, and we plan for a new study in Parkinson’s disease dementia ("PDD”). The most important clinical studies are described below:

Late-stage AD studies

In February 2023, we initiated a Phase 2/3 trial in mild to moderate AD patients (our “Phase 2/3 AD Study”), who were defined as those with a Mini Mental State Examination (“MMSE”) score from 14 to 24. Our Phase 2/3 AD Study was completed on February 13, 2024, and on April 29, 2024, we announced the topline efficacy data. The data showed that in early AD patients, defined by the MMSE score from 21 to 24, with confirmed elevated levels of plasma phosphorylated tau217 (“p-tau217”) biomarker, buntanetap improved cognition as measured by Alzheimer’s Disease Assessment Scale-Cognitive Subscale 11 (ADAS-Cog11) in a dose-dependent fashion and was statistically significant from placebo and from baseline. ADAS-Cog is an assessment scale that measures cognitive functions and non-cognitive functions such as mood and behavior. More specifically, ADAS-Cog11 is the cognitive assessment scale used to measure areas commonly seen to decline in AD patients. It consists of 11 specific tasks such as word recall, comprehension, object-naming, etc., in order to produce a scale measurement. We also saw that treatment with buntanetap reduced biomarkers of neurotoxic proteins, inflammation, and axonal injury.

On October 10, 2024, we met with the FDA in an end-of-phase 2 meeting to discuss our Phase 2/3 AD data and to agree on a regulatory path forward. Annovis and the FDA have aligned on a development path for buntanetap towards the filing of two New Drug Applications (“NDA”) – one for short-term symptomatic and one for long-term disease-

modifying efficacy. During the end-of-phase 2 meeting for AD, the FDA raised no concerns with our data on buntanetap’s safety, including impact on liver enzymes, drug interactions, dose selection, PK, and population PK. Further, the FDA confirmed that future development can proceed using the new crystal form of buntanetap.

In February 2025, we initiated the FDA-cleared pivotal Phase 3 AD Study: a randomized, double-blind, placebo-controlled, multicenter Phase 3 trial in early AD patients with the MMSE score from 20 to 28. Patients are also screened for plasma p-tau217 biomarker, indicating amyloid and tau pathology in the brain. The trial investigates a single dose of buntanetap (30 mg) and consists of two parts: a 6-month treatment period aimed at confirming buntanetap’s symptomatic efficacy, followed by an additional 12 months of treatment to show its disease-modifying efficacy at 18 months. After the 6-month treatment period has been completed, patients continue to be blinded for an additional 12 months. This pivotal Phase 3 AD Study utilizes standard clinical outcome measures including ADAS-Cog13 and Alzheimer’s Disease Cooperative Study-Instrumental Activities of Daily Living Scale (“ADCS-iADL”), which measure cognition and function, respectively. Volumetric MRI imaging and certain plasma biomarkers are also being assessed, including p-tau217 levels and inflammatory markers, leveraging recent biomarker assay advances in AD to better diagnose Alzheimer’s patients and disease progression. If well-designed and well-executed, the symptomatic portion of the trial may be sufficient to support an NDA filing, potentially within one year of the 6-month treatment period completion. A similar pathway could be available after 18 months, where a second NDA for disease modification may be supportable with a well-designed and well-executed long-term portion of the trial. As of July 2026, the Phase 3 AD Study is fully enrolled with a total of 860 early AD patients.

In October 2026, we will initiate an OLE AD Study, which will allow participants of the current pivotal Phase 3 AD Study and of previous Annovis’ AD trials to enroll. For the OLE AD Study, we plan to recruit approximately 400 individuals who will receive buntanetap for 24 months or until the drug is on the market.

Late-stage PD studies

In August 2022, we initiated a Phase 3 study in early PD patients (our “Phase 3 PD Study”), defined as those at Hoehn & Yahr stages 1, 2 or 3 and OFF times of less than two hours per day. The Hoehn & Yahr scale is a medical assessment used to measure staging of the functional disability associated with PD where a higher stage indicates greater disease severity. OFF time refers to periods when PD motor and/or non-motor symptoms occur between medication doses. Our Phase 3 PD Study was completed on December 4, 2023, and the topline efficacy data were released on July 2, 2024. The study data showed that in two subgroups buntanetap improved motor function on the Movement Disorder Society - Unified Parkinson’s Disease Rating Scale (“MDS-UPDRS”) Part II, III, II+III and total. MDS-UPDRS is designed to assess PD-related disability and impairment and also to evaluate the activities of daily living and motor function. The study data also showed that in the entire intent-to-treat population buntanetap stopped the loss of cognition and that in the 12% of patients who already had cognitive issues, buntanetap improved cognition in a dose-dependent, statistically significant way.

After the study completion, we requested a Type C meeting with the FDA to discuss the data and the continued development of buntanetap for Lewy body dementia (“LBD”). In response, we received a letter from the FDA saying that because LBD is a challenging disease to treat and because there are no accepted endpoints, they would like to discuss the two conditions — dementia with Lewy bodies and PDD — separately and independently. After showing that the p-tau217-positive PD population with the MMSE score above 20 responds particularly well to our drug, buntanetap, we received approval to proceed. We are refining the proposed protocol for the PDD program and will initiate the study contingent on additional funding.

In 2025, the FDA also approved a protocol for an OLE PD Study, which we initiated in January 2026. The study aims to enroll 500 patients, who are treated with buntanetap for 36 months or until buntanetap is on the market. The patient population consists of two cohorts: cohort 1 with invited participants from prior clinical studies and cohort 2 with patients who did not take part in earlier trials but have been receiving deep brain stimulation for at least 12 months following successful surgery. The primary objective of the OLE PD Study is to measure safety of buntanetap. The study also includes exploratory measures including cognition, movement, and innovative biomarkers, such as a NeuroRPM digital biomarker to assess PD symptoms in real time and a skin biopsy test to measure levels of αSYN – a hallmark of

PD pathology. The OLE PD Study represents an important step toward a future NDA submission by helping meet the FDA patient exposure requirements.

Earlier AD and PD studies

In 2021, we completed two Phase 1/2 clinical studies: one in 14 early AD patients and one in 54 early PD patients (together, the “AD/PD Trials”). In the AD/PD Trials, early AD patients were defined as those with the MMSE score between 19 and 28 and early PD patients as those at Hoehn & Yahr stages 1, 2 or 3.

In collaboration with the Alzheimer’s Disease Cooperative Study (“ADCS”), we also conducted a trial in 16 early AD patients (the “ADCS Trial”). In the ADCS Trial, early AD patients were defined as those patients with the MMSE score between 19 and 28. At the completion of the ADCS Trial, the data showed that buntanetap acts as a translational inhibitor in humans just like in animals, and we further observed that there was statistical improvement in cognition in early AD patients, just like in the AD/PD Trials.

All three clinical trials above were double-blind and placebo-controlled. We designed the studies by applying our understanding of the underlying neurodegenerative disease states and measured both target and pathway validation in the spinal fluid of patients to determine whether patients’ underlying disease condition improved following treatment. In addition to meeting their primary endpoints of safety and tolerability and secondary endpoint of PK of buntanetap, our AD/PD Trials also met exploratory endpoints of measures of biomarkers and improvements in cognition in AD patients, as well as function in PD patients. We believe that the AD/PD Trials represent the first double-blind, placebo-controlled study that showed improvements in AD patients, as measured by ADAS-Cog and in PD patients, as measured by MDS-UPDRS.

Following the completion of the AD/PD Trials, we submitted our data to the FDA and requested direction to further pursue the development of buntanetap in early PD patients. After approval, we initiated the Phase 3 PD Study in August 2022. We also submitted a proposed protocol for the treatment of AD to the FDA, and after receiving permission to proceed, we initiated the Phase 2/3 AD Study in February 2023.

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

Future Capital Requirements

We have never been profitable and have incurred net losses since inception. Our accumulated deficit at June 30, 2026 was $196.1 million. We do not have sufficient capital on hand to fund our operations for the next 12 months and will need to raise additional capital to meet our obligations as they become due. We believe that our cash and cash equivalents will be sufficient to fund our operating expenses and capital expenditure requirements until the fourth quarter of 2026. We will need to raise substantial additional capital to complete the development and commercialization of our product candidates through public or private equity offerings, debt financings, collaboration and licensing arrangements or other financing alternatives. However, there can be no assurance that we will be successful in raising additional capital or that such capital, if available, will be on terms that are acceptable to us. If we are unable to raise sufficient additional capital or defer sufficient operating expenses, we may be compelled to reduce the scope of, or cease, our operations. Accordingly, we have concluded that substantial doubt exists with respect to our ability to continue as a going concern within one year after the date that these financial statements are issued.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2026 and 2025

The following table summarizes the results of our operations for the three months ended June 30, 2026 and 2025:

	Three Months Ended
	June 30,
	2026	2025	Change

	(in thousands)
Operating expenses:
Research and development	$12,007	$5,162	$6,845
General and administrative	2,370	1,109	1,261
Total operating expense	14,377	6,271	8,106
Other income (expense):
Interest income	160	191	(31)
Other financing costs	(1,589)	—	(1,589)
Change in fair value of warrants	986	(140)	1,126
Total other income (expense), net	(443)	51	(494)
Net loss	$(14,820)	$(6,220)	$(8,600)

Research and Development Expenses

Research and development expenses for the three months ended June 30, 2026 were $12.0 million, compared to $5.2 million for the three months ended June 30, 2025. The $6.8 million increase was primarily attributable to an increase of $5.1 million for costs associated with increased recruitment in our AD 6/18 month trial patients, an increase of $2.0 million for costs associated with our PD OLE trial, an increase of $0.2 million for employee stock compensation costs and a decrease of $0.5 million in clinical manufacturing costs.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2026 were $2.4 million, compared to $1.1 million for the three months ended June 30, 2025. The $1.3 million difference between periods was primarily driven by an increase of $1.0 million for stock compensation expense and an increase of $0.3 million for payroll costs.

Interest Income

Interest income was $0.2 million for the three months ended June 30, 2026, compared to $0.2 million for the three months ended June 30, 2025. Cash and cash equivalent balances were similar at June 30, 2026 and June 30, 2025, due to additional funds as a result of the public offerings with Canaccord, which closed in April 2026 and May 2026, as compared to our public offering with ThinkEquity, which closed in February 2025.

Other financing costs

Other financing costs were $1.6 million for the three months ended June 30, 2026. These costs were for underwriter discount and fess and other third party costs for the issuance of the April 2026 Canaccord Warrants and the May 2026 Canaccord Warrants. There were no similar costs for the three months ended June 30, 2025.

Change in Fair Value of Warrants

Change in fair value of warrants was a gain of $1.0 million for the three months ended June 30, 2026, compared to a loss of $0.1 million for the three months ended June 30, 2025. The $1.1 million difference between periods was primarily driven by the decrease in our stock price during the second quarter of 2026 and the impact of the stock price on the increase in liability classified warrants, as compared to the same period during 2025.

Comparison of the Six Months Ended June 30, 2026 and 2025

The following table summarizes the results of our operations for the six months ended June 30, 2026 and 2025:

	Six Months Ended
	June 30,
	2026	2025	Change

	(in thousands)
Operating expenses:
Research and development	$28,728	$10,173	$18,555
General and administrative	3,662	2,381	1,281
Total operating expense	32,390	12,554	19,836
Other income (expense):
Interest income	298	379	(81)
Other financing costs	(1,589)	—	(1,589)
Change in fair value of warrants	1,254	418	836
Total other income (expense), net	(37)	797	(834)
Net loss	$(32,427)	$(11,757)	$(20,670)

Research and Development Expenses

Research and development expenses for the six months ended June 30, 2026 were $28.7 million, compared to $10.1 million for the six months ended June 30, 2025. The $18.6 million increase was primarily attributable to an increase of $15.2 million for costs associated with increased recruitment in our AD 6/18 month trial patients, an increase of $4.2 million for costs associated with our PD OLE trial, and a decrease of $1.0 million in clinical manufacturing costs.

General and Administrative Expenses

General and administrative expenses for the six months ended June 30, 2026 were $3.7 million, compared to $2.4 million for the six months ended June 30, 2025. The $1.3 million difference between periods was primarily driven by an increase of $0.8 million for stock compensation expense and an increase of $0.5 million for payroll costs.

Interest Income

Interest income was $0.3 million for the six months ended June 30, 2026, compared to $0.4 million for the six months ended June 30, 2025. The $0.1 million decrease was driven by lower cash and cash equivalent balances throughout the six months ended June 30, 2026 as compared to the six months ended June 30, 2025. Cash and cash equivalent balances were similar at June 30, 2026 and June 30, 2025, due to additional funds as a result of the public offerings with Canaccord, which closed in April 2026 and May 2026, as compared to our public offering with ThinkEquity, which closed in February 2025.

Other financing costs

Other financing costs were $1.6 million for the six months ended June 30, 2026. These costs were for underwriter discount and fees and and other third party costs related to the issuance of the April 2026 Canaccord Warrants and the May 2026 Canaccord Warrants. There were no similar costs for the six months ended June 30, 2025.

Change in Fair Value of Warrants

Change in fair value of warrants was a gain of $1.3 million for the six months ended June 30, 2026, compared to a gain of $0.4 million for the six months ended June 30, 2025. The fair value of our warrants is primarily driven by the decrease in our stock price during the first half of 2026 and the impact of the stock price on the increase in liability classified warrants, as compared to the same period during 2025.

Liquidity and Capital Resources

Since our inception in 2008, we have devoted most of our cash resources to research and development and general and administrative activities. We have financed our operations primarily with the proceeds from the sale of common stock and warrants. To date, we have not generated any revenue from the sale of products, and we do not anticipate generating any revenue from the sale of products for the foreseeable future. We have incurred losses and generated negative cash flows from operations since inception. As of June 30, 2026, our principal source of liquidity was our cash and cash equivalents, which totaled $18.7 million. We do not believe that our cash on hand will be sufficient to fund our operations for at least twelve months beyond the date of this filing.

May 2026 Canaccord Underwritten Offering

On May 20, 2026, the Company entered into an Underwriting Agreement with Canaccord Genuity LLC (“Canaccord”), with respect to an underwritten public offering of 7.9 million units of the Company, each unit consisting of one share of its common stock, par value $0.0001 per share and 7.1 million warrants to purchase one share of the Company Stock (the “May 2026 Canaccord Warrants”). The units were priced at $1.90 per unit and the offering resulted in gross proceeds of $15.0 million, before deducting underwriting discounts, fees and other related expenses. Net proceeds from the transaction totaled $13.9 million. The Canaccord 2026 Warrants have an exercise price of $2.25 per share, are immediately exercisable on their issuance date, and expire six years from their date of issuance.

April 2026 Canaccord Underwritten Offering

On April 9, 2026, the Company entered into an Underwriting Agreement with Canaccord Genuity LLC (“Canaccord”), with respect to an underwritten public offering of 5.3 million units of the Company, each unit consisting of one share of its common stock, par value $0.0001 per share and one warrant to purchase one share of the Company Stock (the “April 2026 Canaccord Warrants”). The units were priced at $1.90 per unit and the offering resulted in gross proceeds of $10.0 million, before deducting underwriting discounts, fees and other related expenses. Net proceeds from the transaction totaled $9.2 million. The Canaccord 2026 Warrants have an exercise price of $2.50 per share, are exercisable after six months from their issuance date, and expire five and one half years from their date of issuance.

October 2025 Registered Direct Offerings and Warrant Issuances

On October 10, 2025, the Company entered into a Securities Purchase Agreement, with the purchasers signatory thereto pursuant to which the Company agreed to issue and sell, in a registered direct offering an aggregate of 3,150,000 shares (the "Shares”) of the Company’s common stock, $0.0001 par value per share and pre-funded warrants to purchase up to an aggregate of 850,000 shares of Common Stock (the "Pre-Funded Warrants”). The Shares and the Pre-Funded Warrants are collectively referred to herein as the "Securities.” The offering price of each Share is $1.50 per share. The offering price of each Pre-Funded Warrant is $1.4999 (equal to the offering price per Share, minus $0.0001, the exercise price of each Pre-Funded Warrant). In addition, in connection with this offering, the Company granted to a placement agent, warrants to purchase a total 200,000 shares of Common Stock (the "October 14, 2025 Placement Agent Warrants”) that have an exercise price per share equal to $2.20 and a term of 5 years from the date of issuance. The net proceeds to the Company from the Offering were $5.5 million. The Company issued 850,000 shares of common stock upon the exercise of the pre-funded warrants during the year ended December 31, 2025. As of June 30, 2026, no pre-funded warrants remained outstanding.

On October 26, 2025, the Company entered into (i) a Securities Purchase Agreement, with the purchasers signatory thereto pursuant to which the Company agreed to issue and sell, in a registered direct offering an aggregate of

597,561 shares of the Company’s common stock, $0.0001 par value per share and (ii) Stock Subscription Agreements (the "Subscription Agreements”) with two members of the Board of Directors of the Company pursuant to which they agree to purchase an aggregate of 1,073,171 shares of Common Stock. An aggregate number of 1,670,732 shares of Common Stock was issued. The offering price of each share was $2.05 per share. In addition, in connection with this offering, the Company granted to a placement agent, warrants to purchase a total 83,537 shares of Common Stock (the "October 26, 2025 Placement Agent Warrants”) that have an exercise price per share equal to $2.56 and a term of 5 years from the date of issuance. The aggregate fair market value was recorded as an offset to gross proceeds of the Offering and an increase to additional paid-in capital. The net proceeds to the Company from the Offering were $3.1 million.

February 2025 ThinkEquity Underwritten Offering

On February 3, 2025, the Company entered into an Underwriting Agreement with ThinkEquity LLC (“ThinkEquity”), with respect to an underwritten public offering of 5.3 million units of the Company, each unit consisting of one share of its common stock, par value $0.0001 per share and one warrant to purchase one share of the common stock (the “ThinkEquity Warrants”). The units were priced at $4.00 per unit and the offering resulted in gross proceeds of $21.0 million, before deducting underwriting discounts, fees and other related expenses. Net proceeds from the transaction totaled $19.3 million. The ThinkEquity Warrants have an exercise price of $5.00 per share, are immediately exercisable and expire five years from their date of issuance. None of the ThinkEquity Warrants were exercised as of June 30, 2026.

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

During the three and six months ended June 30, 2026, the Company sold 0.8 million and 2.2 million shares of common stock pursuant to the Distribution Agreement for gross proceeds of $1.8 million and $5.6 million, respectively, before commissions. During the year-ended December 31, 2025, the Company sold 2.1 million shares of common stock pursuant to the Distribution Agreement for gross proceeds of $6.8 million before commissions.

Cash Flows

The following table provides a summary of our cash flows for the six months ended June 30, 2026 and 2025:

	Six Months Ended
	June 30,
	2026	2025

	(in thousands)
Total net cash provided by (used in):
Operating activities	$(30,925)	$(13,205)
Financing activities	30,122	19,783
Net increase (decrease) in cash and cash equivalents	$(803)	$6,578

Operating Activities

Cash used in operating activities was $30.9 million for the six months ended June 30, 2026, compared to $13.2 million for the six months ended June 30, 2025 The $17.7 million increase in cash used in operations was primarily the result of additional cash paid for clinical trials and related expenses, given the planned timing of study costs and related disbursements.

Contingent upon continued achievement of our fundraising requirements, we expect cash used in operating activities to remain at elevated levels as 2026 progresses, due to expected operating expenditures associated with continued development of our product candidates. More specifically, we expect elevated operating cash burn as a result of costs associated with completing our active Phase 3 AD Study.

Financing Activities

Cash provided by financing activities for the six months ended June 30, 2026 was $30.1 million and primarily consisted of $24.6 million of net proceeds from our Underwritten Offerings with Canaccord in April and May 2026, as well as $5.5 million of net proceeds from our ATM facility with OpCo. Cash provided by financing activities for the six months ended June 30, 2025, was $19.8 million and primarily consisted of proceeds from our registered offering with ThinkEquity, as well as proceeds from our Distribution Agreement facility with OpCo.

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

Critical Accounting Policies and Significant Judgments and Estimates

The preparation of financial statements in conformity with GAAP requires us to use judgment in making certain estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses in our financial statements and accompanying notes. Critical accounting policies are those that are most important to the portrayal of our financial condition and results of operations and require difficult, subjective and complex judgments by Management in order to make estimates about the effect of matters that are inherently uncertain. During the three-month period ended June 30, 2026, there were no significant changes to our critical accounting policies from those described in our annual financial statements for the 2025 fiscal year, which we included in our Annual Report on Form 10-K for the year ended December 31, 2025.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

This item is not required for smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Management, with the participation of our principal executive officer and principal financial officer, have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2026. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and Management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on such evaluation, our principal executive officer and principal financial officer concluded that as of June 30, 2026, our disclosure controls and procedures were effective to ensure that the information required to be disclosed in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our Management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended June 30, 2026, two of our directors or "officers," as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, terminated a Rule 10b5-1 trading plan or arrangement or a non-Rule 10b5-1 trading plan or arrangement, as defined in Item 408(c) of Regulation S-K. None of our directors or "officers," as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, adopted a Rule 10b5-1 trading plan or arrangement or a non-Rule 10b5-1 trading plan or arrangement, as defined in Item 408(c) of Regulation S-K.

Name and Title	Action	Date	Plan	Aggregate Number of securities to be sold	Plan Expiration Date
Maria Maccecchini, CEO & Director	Terminated	17-Dec-24	Rule 10b5-1	270,000	16-Sep-26
Mark White, Director	Terminated	17-Dec-24	Rule 10b5-1	51,426	30-Sep-26

Item 6. Exhibits

Exhibit Number	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation of the Registrant. (Incorporated by reference to Exhibit 3.1 to Form 8-K filed February 6, 2020.)

3.2	Amended and Restated Bylaws of the Registrant. (Incorporated by reference to Exhibit 3.2 to Form 8-K filed February 6, 2020.)

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant. (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed June 16, 2023.)

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

10.7	Underwriting Agreement, dated February 3, 2025, by and between Annovis Bio, Inc. and ThinkEquity LLC (Incorporated by reference to Exhibit 1.1 to the Current Report filed on February 5, 2025)

10.8	Underwriting Agreement, dated April 9, 2026, by and between Annovis Bio, Inc. and Canaccord (Incorporated by reference to Exhibit 10.1 to the Current Report filed on April 10, 2026)

10.9	Underwriting Agreement, dated May 20, 2026, by and between Annovis Bio, Inc. and Canaccord (Incorporated by reference to Exhibit 10.1 to the Current Report filed on May 20, 2026)

19.1	Insider Trading Policy (Incorporated by reference to Exhibit 19.1 to the Annual Report on Form 10-K filed on March 21, 2025).

31.1*

Certification of Principal Executive Officer and Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

Annovis Bio, Inc.

Signature	Title	Date

/s/ Maria Maccecchini	President and Chief Executive Officer (Principal	August 14, 2026
Maria Maccecchini	Executive and Principal Financial Officer)