Form 10-Q
period 2026-09-30
Annovis Bio, Inc.
filed 2026-11-13
CIK 1477845

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2026

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

The number of outstanding shares of the registrant’s common stock as of November 13, 2026 was: 62,022,520.

ANNOVIS BIO, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2026

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

Annovis Bio, Inc.

Balance Sheets

	September 30,
	2026	December 31,
	(Unaudited)	2025

Assets
Current assets:
Cash and cash equivalents	$2,819,898	$19,532,338
Prepaid expenses and other current assets	2,683,829	1,549,287
Total assets	$5,503,727	$21,081,625
Liabilities and stockholders’ (deficit) equity
Current liabilities:
Accounts payable	$3,053,090	$2,590,516
Accrued expenses	3,211,462	1,044,859
Total current liabilities	6,264,552	3,635,375
Non-current liabilities:
Warrant liability	12,473,000	595,000
Total liabilities	18,737,552	4,230,375
Commitments and contingencies (Note 6)
Stockholders’ (deficit) equity:
Preferred stock - $0.0001 par value, 2,000,000 shares authorized and 0 shares issued and outstanding	—	—
Common stock - $0.0001 par value, 70,000,000 shares authorized, 42,686,201 and 27,199,139 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	4,268	2,719
Additional paid-in capital	192,354,899	180,552,190
Accumulated deficit	(205,592,992)	(163,703,659)
Total stockholders’ (deficit) equity	(13,233,825)	16,851,250
Total liabilities and stockholders’ (deficit) equity	$5,503,727	$21,081,625

See accompanying notes to financial statements.

Annovis Bio, Inc.

Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Operating expenses:
Research and development	$15,780,102	$6,291,171	$44,507,763	$16,464,609
General and administrative	1,189,006	1,143,804	4,851,238	3,524,500
Total operating expenses	16,969,108	7,434,975	49,359,001	19,989,109
Operating loss	(16,969,108)	(7,434,975)	(49,359,001)	(19,989,109)
Other income (expense):
Interest income	84,868	152,317	382,900	531,324
Other financing costs (Note 7)	(37,896)	—	(1,627,232)	—
Change in fair value of warrants (Note 7)	7,460,000	20,000	8,714,000	438,000
Total other income (expense), net	7,506,972	172,317	7,469,668	969,324
Net loss	$(9,462,136)	$(7,262,658)	$(41,889,333)	$(19,019,785)
Net loss per share (Note 9)
Basic	$(0.22)	$(0.37)	$(1.16)	$(1.01)
Diluted	$(0.22)	$(0.37)	$(1.16)	$(1.01)
Weighted-average number of common shares used in computing net loss per share
Basic	42,633,062	19,685,071	36,054,066	18,876,078
Diluted	42,633,062	19,685,071	36,054,066	18,876,078

See accompanying notes to financial statements.

Annovis Bio, Inc.

Statements of Changes in Stockholders’ Equity (Deficit)

(Unaudited)

			Additional	Total
	Common Stock		Paid-in	Accumulated	Total
	Shares	Amount	Capital	Deficit	Stockholders' Equity (Deficit)
Three and Nine Months Ended September 30, 2026
Balance, December 31, 2025	27,199,139	$2,719	$180,552,190	$(163,703,659)	$16,851,250
Issuance of common stock, pursuant to Equity Distribution Agreement, net of issuance costs	1,338,163	135	3,698,232	—	3,698,367
Stock-based compensation expense	—	—	182,823	—	182,823
Net loss	—	—	—	(17,606,382)	(17,606,382)
Balance, March 31, 2026	28,537,302	$2,854	$184,433,245	$(181,310,041)	$3,126,058
Issuance of common stock, pursuant to Equity Distribution Agreement, net of issuance costs	839,268	84	1,760,841	—	1,760,925
April 2026 issuance of common stock and warrants under registered underwritten offering, net of issuance costs and warrant liability	5,263,156	526	2,707,633	—	2,708,159
May 2026 issuance of common stock and warrants under registered underwritten offering, net of issuance costs and warrant liability	7,895,000	789	1,345,326	—	1,346,115
Exercise of stock options	71,426	7	16,278	—	16,285
Stock-based compensation expense	—	—	1,608,655	—	1,608,655
Net loss	—	—	—	(14,820,815)	(14,820,815)
Balance, June 30, 2026	42,606,152	$4,260	$191,871,978	$(196,130,856)	$(4,254,618)
Issuance of common stock, pursuant to Equity Distribution Agreement, net of issuance costs	72,907	7	126,034	—	126,041
Exercise of stock options	7,142	1	1,785	—	1,786
Stock-based compensation expense	—	—	355,102	—	355,102
Net loss	—	—	—	(9,462,136)	(9,462,136)
Balance, September 30, 2026	42,686,201	$4,268	$192,354,899	$(205,592,992)	$(13,233,825)

Three and Nine Months Ended September 30, 2025
Balance, December 31, 2024	14,141,521	$1,414	$144,155,694	$(134,849,462)	$9,307,646
Issuance of common stock, pursuant to Equity Distribution Agreement, net of issuance costs	94,710	9	502,925	—	502,934
Issuance of common stock and warrants under registered direct offering, net of issuance costs	5,250,000	525	19,279,964	—	19,280,489
Stock-based compensation expense	—	—	499,887	—	499,887
Net loss	—	—	—	(5,537,069)	(5,537,069)
Balance, March 31, 2025	19,486,231	$1,948	$164,438,470	$(140,386,531)	$24,053,887
Stock-based compensation expense	—	—	496,618	—	496,618
Net loss	—	—	—	(6,220,058)	(6,220,058)
Balance, June 30, 2025	19,486,231	$1,948	$164,935,088	$(146,606,589)	$18,330,447
Issuance of common stock, pursuant to Equity Distribution Agreement, net of issuance costs	701,673	71	1,643,657	—	1,643,728
Stock-based compensation expense	—	—	444,647	—	444,647
Net loss	—	—	—	(7,262,658)	(7,262,658)
Balance, September 30, 2025	20,187,904	$2,019	$167,023,392	$(153,869,247)	$13,156,164

See accompanying notes to financial statements.

Annovis Bio, Inc.

Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(41,889,333)	$(19,019,785)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	2,146,580	1,441,152
Change in fair value of warrants	(8,714,000)	(438,000)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,134,542)	1,471,155
Accounts payable	462,574	(193,948)
Accrued expenses	2,166,603	46,758
Net cash used in operating activities	(46,962,118)	(16,692,668)
Cash flows from financing activities:
Proceeds from issuance of common stock, and warrants, net	30,231,607	21,427,151
Proceeds from exercise of common stock options	18,071	—
Net cash provided by financing activities	30,249,678	21,427,151
Net (decrease) increase in cash and cash equivalents	(16,712,440)	4,734,483
Cash and cash equivalents, beginning of period	19,532,338	10,551,916
Cash and cash equivalents, end of period	$2,819,898	$15,286,399

See accompanying notes to financial statements.

(1) Nature of Business, Going Concern and Management’s Plan

Annovis Bio, Inc. (the “Company” or “Annovis”) was incorporated on April 29, 2008, under the laws of the State of Delaware. Annovis is a late-stage clinical drug platform company addressing neurodegeneration, such as Alzheimer’s disease (“AD”) and Parkinson’s disease (“PD”). The toxic cascade in neurodegeneration begins with high levels of neurotoxic proteins, which lead to impaired axonal transport, inflammation, death of nerve cells and loss of cognition and motor function. The Company’s lead drug candidate, buntanetap, is a small molecule administered orally that is designed to attack neurodegeneration by entering the brain and inhibiting the translation of multiple neurotoxic proteins, thereby impeding the toxic cascade. High levels of neurotoxic proteins lead to reduced axonal transport, which is responsible for the communication between and within nerve cells. When that communication is compromised, the immune system is activated and attacks the nerve cells, eventually killing them. The Company has shown in its clinical studies in AD and PD patients as well as in pre-clinical studies in mice and rats that buntanetap lowered neurotoxic protein levels, leading to improved axonal transport, reduced inflammation, lower nerve cell death and improved affected functions. The Company has treated more than 1,600 patients and is conducting the final clinical study (pivotal Phase 3 AD) before filing for marketing approval.

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

Since the Company’s inception, the Company has incurred losses and negative cash flows from operations. At September 30, 2026, the Company had cash and cash equivalents of $2.8 million and an accumulated deficit of $205.6 million. The Company’s net loss was $41.9 million and $19.0 million for the nine months ended September 30, 2026 and 2025, respectively. In addition, the Company’s operating loss was $49.4 million and $20.0 million for the nine months ended September 30, 2026 and 2025, respectively. The Company follows the provisions of Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 205-40, Presentation of Financial Statements-Going Concern, or ASC 205-40, which requires Management to assess the Company’s ability to continue as a going concern for one year after the date its financial statements are issued. The Company expects that its existing balance of cash and cash equivalents, as of September 30, 2026, is not sufficient to fund operations for the period through one year after the date of this filing and therefore, Management has concluded that substantial doubt exists about the Company’s ability to continue as a going concern. Management’s plans to mitigate this risk include raising additional capital through equity financings, debt, or other potential alternatives. Management’s plans may also include the deferral of certain operating expenses unless and until additional capital is received. However, there can be no assurance that the Company will be successful in raising additional capital or that such capital, if available, will be on terms that are acceptable to the Company, or that the Company will be successful in deferring certain operating expenses. As such, Management has concluded that such plans do not alleviate the aforementioned substantial doubt. If the Company is unable to raise sufficient additional capital or defer sufficient operating expenses, the Company may be compelled to reduce the scope of, or cease, its operations.

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

(2) Summary of Significant Accounting Policies

(a) Basis of Presentation of Interim Unaudited Financial Statements

The accompanying interim financial statements of Annovis Bio, Inc. should be read in conjunction with the audited financial statements and notes thereto included in the Company’s 2025 Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 13, 2026. The interim financial statements included herein are unaudited. In the opinion of Management, these statements include all adjustments, consisting of normal, recurring adjustments necessary for a fair presentation of the financial position of Annovis at September 30, 2026, its results of operations for the three and nine months ended September 30, 2026 and 2025, and its cash flows for the nine months ended September 30, 2026 and 2025. These interim results of operations are not necessarily indicative of the results to be expected for a full year or any future period. The accompanying financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) and the rules and regulations of the SEC. Any reference in these notes to applicable guidance is meant to refer to U.S. GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”). Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to such rules and regulations relating to interim financial statements.

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

(c) Basic and Diluted Net Loss per Share

Basic net loss per share is determined using the weighted average number of shares of common stock outstanding during each period. Diluted net loss per share includes the effect, if any, from the potential exercise or conversion of securities, such as warrants and stock options, which would result in the issuance of incremental shares of common stock. The computation of diluted net loss per share does not include the conversion of securities that would have an anti-dilutive effect.

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

(j) Income Taxes

The Company provides for income taxes using the asset and liability approach. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. As of September 30, 2026 and December 31, 2025, the Company had a full valuation allowance against its deferred tax assets.

The Company is subject to the provisions of ASC 740, Income Taxes, which prescribes a more likely-than-not threshold for the financial statement recognition of uncertain tax positions. ASC 740 clarifies the accounting for income taxes by prescribing a minimum recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. There are currently no open federal or state tax audits. The Company has not recorded any liability for uncertain tax positions at September 30, 2026 or December 31, 2025.

(k) Recent Accounting Pronouncements

In November 2024, the FASB issued ASU 2024-03, Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”), which requires public entities, at annual and interim reporting periods, to disclose in a tabular format additional information about specific expense categories in the notes to the financial statements. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impacts of this ASU on its future financial statements and disclosures.

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

The following table provides the carrying value and fair value of certain financial assets and liabilities of the Company measured at fair value on a recurring basis as of September 30, 2026 and December 31, 2025:

		Fair Value Measurement at
		September 30, 2026
	Carrying Value	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$2,691,216	$2,691,216	$—	$—
Total assets measured and recorded at fair value	$2,691,216	$2,691,216	$—	$—
Liabilities:
Warrant liability	$12,473,000	$—	$—	$12,473,000
Total liabilities measured and recorded at fair value	$12,473,000	$—	$—	$12,473,000

		Fair Value Measurement at
		December 31, 2025
	Carrying Value	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$19,184,883	$19,184,883	$—	$—
Total assets measured and recorded at fair value	$19,184,883	$19,184,883	$—	$—
Liabilities:
Warrant liability	$595,000	$—	$—	$595,000
Total liabilities measured and recorded at fair value	$595,000	$—	$—	$595,000

The Company did not transfer any financial instruments into or out of Level 3 classification, during the three and nine months ended September 30, 2026 and 2025.

(a) Canaccord Warrants

The common stock warrants issued in connection with the Company’s equity raise in October 2023, April 2026, and May 2026; the Canaccord Warrants, the April 2026 Canaccord Warrants, and May 2026 Canaccord Warrants, respectively; were classified as liabilities at the time of issuance due to certain cash settlement adjustment features that are outside of the Company’s control or not deemed to be indexed to the Company’s stock. The Canaccord Warrants, the April 2026 Canaccord Warrants, and the May 2026 Canaccord Warrants liabilities are remeasured each reporting period with the change in fair value recorded to other income (expense) in the statements of operations until the warrants are exercised, expired, reclassified, or otherwise settled. The fair value of the Canaccord Warrants, the April 2026 Canaccord Warrants, and the May 2026 Canaccord Warrants are estimated using a Black-Scholes option-pricing model.

The estimated fair value of the Canaccord Warrants, the April 2026 Canaccord Warrants, and the May 2026 Canaccord Warrants are determined using Level 3 inputs. Inherent in a Black-Scholes option-pricing model are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and other inputs. The Company estimates the volatility of its warrants based on implied volatility from the Company’s traded shares. The risk-free interest rate is based on the market yield of U.S. Treasuries over a term commensurate with the remaining term to expiration. Any changes in these assumptions can change the associated valuation significantly.

The following tables provide quantitative information regarding the Level 3 classified October 2023 Canaccord Warrants as of their respective measurement dates:

	September 30, 2026	December 31, 2025
Exercise price	$9.00	$9.00
Closing stock price	$1.27	$3.46
Number of warrants	308,333	308,333
Volatility	95%	123%
Term (time to expiration in years)	2.09	2.84
Risk-free rate	4.9%	3.5%

The Canaccord Warrants are exercisable immediately and will expire on November 2, 2028, five years from the date of issuance. See Note 7 – Stockholders’ Equity for additional background.

The following tables provide quantitative information regarding the Level 3 classified April 2026 Canaccord Warrants as of their respective measurement dates:

	September 30, 2026	April 9, 2026
Exercise price	$2.50	$2.50
Closing stock price	$1.27	$1.59
Number of warrants	5,263,156	5,263,156
Volatility	110%	126%
Term (time to expiration in years)	5.03	5.50
Risk-free rate	5.1%	4.0%

The April 2026 Canaccord Warrants are exercisable six months after the date of issuance and will expire on October 8, 2031, five and one half years from the date of issuance. See Note 7 – Stockholders’ Equity for additional background.

The following tables provide quantitative information regarding the Level 3 classified May 2026 Canaccord Warrants as of their respective measurement dates:

	September 30, 2026	May 20, 2026
Exercise price	$2.25	$2.25
Closing stock price	$1.27	$2.15
Number of warrants	7,105,000	7,105,000
Volatility	123%	125%
Term (time to expiration in years)	5.64	6.00
Risk-free rate	5.1%	4.3%

The May 2026 Canaccord Warrants are exercisable immediately and will expire on May 18, 2032, six years from the date of issuance. See Note 7 – Stockholders’ Equity for additional background.

(4) Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	September 30,	December 31,
	2026	2025
Prepaid clinical expenses	$1,994,473	$1,204,720
Prepaid other	636,657	321,009
Prepaid insurance	45,204	16,063
Security deposits	7,495	7,495
Total prepaid expenses and other current assets	$2,683,829	$1,549,287

(5) Accrued Expenses

Accrued expenses consisted of the following:

	September 30,	December 31,
	2026	2025
Accrued clinical expenses	$2,335,263	$283,944
Payroll and related benefits	651,174	426,202
Accrued professional and other	225,025	334,713
Total accrued expenses	$3,211,462	$1,044,859

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

(b) Leases

The Company maintains one short-term lease associated with occupying its corporate headquarters. Total rental expense was $25,744 and $24,181 for the three months ended September 30, 2026 and 2025 and $78,197 and $81,763 for the nine months ended September 30, 2026 and 2025.

(c) Employment Agreements

The Company has agreements with its executive officers that provide for severance payments to the employee upon termination of the agreement by the Company for any reason other than for cause, death, or disability or by the employee for good reason. The maximum aggregate severance payments under the agreement were estimated to be $1.2 million at September 30, 2026.

(d) Litigation

The Company is subject, from time to time, to claims by third parties under various legal disputes. The defense of such claims, or any adverse outcome relating to any such claims, could have a material adverse effect on the Company’s liquidity, financial condition and cash flows.

For both the three and nine months ended September 30, 2026 and 2025, the Company did not have any pending legal actions deemed to be material.

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

(c) Preferred Stock

Preferred stock may be issued from time to time by the Board in one or more series. There was no preferred stock issued or outstanding as of September 30, 2026 or December 31, 2025.

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

The October 14, 2025 Placement Agent Warrants were issued for services performed by the placement agent and were treated as offering costs. The aggregate fair value was determined to be approximately $0.2 million using the Black-Scholes pricing model with the following assumptions: 122.5% volatility, risk free interest rate of 3.6%, an expected life of 2.5 years, and no dividend. The aggregate fair market value was recorded as an offset to gross proceeds of the Offering and an increase to additional paid-in capital. The net proceeds to the Company from the Offering were $5.5 million, net of offering costs of $0.5 million. The Company issued 850,000 shares of common stock upon the exercise of the pre-funded warrants during the year ended December 31, 2025. As of September 30, 2026, no pre-funded warrants remained outstanding.

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

(e) February 2025 ThinkEquity Underwritten Offering and Warrant Issuance

On February 3, 2025, the Company entered into an Underwriting Agreement with ThinkEquity LLC (“ThinkEquity”), with respect to an underwritten public offering of 5,250,000 units of the Company, each unit consisting of one share of its common stock, par value $0.0001 per share and one warrant to purchase one share of the Company Stock (the “ThinkEquity Warrants”). The units were priced at $4.00 per unit and the offering resulted in gross proceeds of $21.0 million, before deducting underwriting discounts, fees, and other related expenses. Net proceeds from the transaction totaled $19.3 million. The ThinkEquity Warrants have an exercise price of $5.00 per share, are immediately exercisable, and expire five years from their date of issuance. The shares of common stock and warrants were issued separately. No ThinkEquity Warrants were exercised during the three and nine months ended September 30, 2026 and 2025.

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

(f) October 2023 Canaccord Equity Offering and Warrant Issuance

On October 31, 2023, the Company entered into an underwritten offering with Canaccord Genuity LLC whereby the Company sold (i) 1.3 million shares of common stock and (ii) the Canaccord Warrants to purchase an aggregate of 1.3 million shares of common stock at an exercise price of $9.00 per share. The warrants are exercisable immediately on the date of issuance and will expire five years after the date of issuance. The Company received $6.8 million in net cash proceeds after deducting underwriter discount and fees, as well as other third-party costs. The Canaccord Warrants are liability classified as they contain certain cash settlement adjustment features that are outside of the Company’s control or not deemed to be indexed to the Company’s stock. No Canaccord Warrants were exercised during the three and nine months ended September 30, 2026 and 2025.

The following is a roll-forward of the Canaccord Warrants liability from December 31, 2025 to September 30, 2026:

Warrant liability at December 31, 2025	$595,000
Change in fair value of warrant liability	(268,000)
Warrant liability at March 31, 2026	327,000
Change in fair value of warrant liability	(96,000)
Warrant liability at June 30, 2026	231,000
Change in fair value of warrant liability	(184,000)
Warrant liability at September 30, 2026	$47,000

(g) IPO Warrants

In conjunction with the closing of the Company’s IPO, the Company granted its underwriters 0.1 million warrants to purchase shares of Company common stock ("IPO Warrants”) at an exercise price of $7.50 per share, which was 125% of the IPO price. The IPO Warrants had a five-year term and were exercisable as of January 29, 2021 and have been classified by the Company as a component of stockholders’ equity. The IPO warrants expired on January 29, 2025 and none of the IPO Warrants had been exercised.

(h) April 2026 Canaccord Equity Offering and Warrant Issuance

On April 9, 2026, the Company entered into an underwritten offering with Canaccord Genuity LLC whereby the Company sold (i) 5.3 million shares of common stock and (ii) the April 2026 Canaccord Warrants to purchase an aggregate of 5.3 million shares of common stock at an exercise price of $2.50 per share. The warrants are exercisable six months after the date of issuance and will expire five and one-half years after the date of issuance. The Company received $10.0 million in gross proceeds and $9.2 million in net cash proceeds after deducting underwriter discount and fees, as well as other third-party costs. The Company incurred $0.8 million of underwriter discounts fees and third party costs, of which, $0.6 million was recorded to other financing costs and $0.2 million was recorded to additional paid-in-capital. No April 2026 Canaccord Warrants were exercised during the three and nine months ended September 30, 2026.

The following is a roll-forward of the April 2026 Canaccord Warrants liability from April 9, 2026 to September 30, 2026:

Warrant liability at April 9, 2026	$7,045,000
Change in fair value of warrant liability	1,195,000
Warrant liability at June 30, 2026	8,240,000
Change in fair value of warrant liability	(3,333,000)
Warrant liability at September 30, 2026	$4,907,000

(i) May 2026 Canaccord Equity Offering and Warrant Issuance

On May 20, 2026, the Company entered into an underwritten offering with Canaccord Genuity LLC whereby the Company sold (i) 7.9 million shares of common stock and (ii) the May 2026 Canaccord Warrants to purchase an aggregate of 7.1 million shares of common stock at an exercise price of $2.25 per share. The warrants are exercisable immediately on the date of issuance and will expire six years after the date of issuance. The Company received $15.0 million in gross proceeds and $13.9 million in net cash proceeds after deducting underwriter discount and fees, as well as other third-party costs. The Company incurred $1.1 million of underwriter discounts fees and third party costs, of which, $1.0 million was recorded to other financing costs and $0.1 million was recorded to additional paid-in-capital. No May 2026 Canaccord Warrants were exercised during the three and nine months ended September 30, 2026.

The following is a roll-forward of the May 2026 Canaccord Warrants liability from May 20, 2026 to September 30, 2026:

Warrant liability at May 20, 2026	$13,547,000
Change in fair value of warrant liability	(2,085,000)
Warrant liability at June 30, 2026	11,462,000
Change in fair value of warrant liability	(3,943,000)
Warrant liability at September 30, 2026	$7,519,000

(j) Warrant Summary

As of September 30, 2026, the Company had the following common stock warrants outstanding:

		Outstanding			Outstanding	Exercise
	Issued	December 31,		Exercised or	September 30,	price per	Expiration
Issuance (Classification)	date	2025	Granted	Expired	2026	share	date

ThinkEquity Warrants (Equity)	February 3, 2025	5,250,000	—	—	5,250,000	$5.00	February 4, 2030
Canaccord Warrants (Liability)	November 2, 2023	308,333	—	—	308,333	$9.00	November 2, 2028
Placement Agent Warrants (Equity)	October 14, 2025	200,000	—	—	200,000	$2.20	October 14, 2030
Placement Agent Warrants (Equity)	October 28, 2025	83,537	—	—	83,537	$2.56	October 28, 2030
April 2026 Canaccord Warrants (Liability)	April 9, 2026	—	5,263,156	—	5,263,156	$2.50	October 8, 2031
May 2026 Canaccord Warrants (Liability)	May 20, 2026	—	7,105,000	—	7,105,000	$2.25	May 18, 2032

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

During the three and nine months ended September 30, 2026, the Company sold 0.1 million and 2.3 million shares of common stock pursuant to the Distribution Agreement for gross proceeds of $0.1 million and $5.7 million, respectively, before commissions. The Company had issuance costs of $0.0 million and $0.1 million during the three and nine months ended September 30, 2026. During the three and nine months ended September 30, 2025, the Company sold 0.7 million and 0.8 million shares of common stock pursuant to the Distribution Agreement for gross proceeds of $1.7 million and $2.2 million, before commissions.

(8) Stock-Based Compensation

The Company’s 2019 Equity Incentive Plan (the “2019 Plan”) became effective on January 31, 2020, succeeding the Company’s previous equity incentive plan. No new options may be issued under the previous plan, although shares subject to grants which are cancelled or forfeited will again be available under the 2019 Plan.

Effective June 1, 2021, the 2019 Plan was amended to increase the number of shares authorized to be issued from 1.0 million to 2.0 million. Effective June 12, 2024, the 2019 Plan was amended to increase the number of shares authorized from 2.0 million to 3.0 million. Effective June 17, 2026, the 2019 Plan was amended to increase the number of shares authorized from 3.0 million to 5.5 million. As of September 30, 2026, 2.3 million shares were available for future grants under the Plan.

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

Stock-based compensation expense reflected in the statement of operations was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
General and administrative	$184,728	$232,852	$1,495,646	$770,185
Research and development	170,374	211,795	650,934	670,967
	$355,102	$444,647	$2,146,580	$1,441,152

Stock Options to Purchase Common Stock

The following table summarizes stock option activity:

			Weighted
			Average
			Remaining	Aggregate
		Weighted	Contractual	Intrinsic
	Number of	Average	Life	Value
	Options	Exercise Price	(Years)	(Thousands)
Options outstanding at December 31, 2025	2,394,503	$10.79	6.9	$777
Options granted	777,394	$3.78		-
Options exercised	(78,568)	$0.23		81
Options forfeited / canceled	(275,667)	$3.60		-
Options outstanding at September 30, 2026	2,817,662	$9.85	6.9	$45
Options exercisable at September 30, 2026	2,430,923	$10.75	6.6	$45

The weighted-average grant date fair value of stock options granted was $0 and $3.30 during the three and nine months ended September 30, 2026, respectively. The weighted-average grant date fair value of stock options granted was $1.80 and $1.76 during the three and nine months ended September 30, 2025, respectively.

(9) Net Loss Per Share

The Company analyzes the potential dilutive effect of stock options and warrants under the treasury stock method (as applicable), during periods of income, or during periods in which income is recognized related to changes in fair value of its liability-classified securities.

The following table sets forth the computation of basic and diluted net loss per common share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Net loss per share – Basic:
Numerator
Net loss	$(9,462,136)	$(7,262,658)	$(41,889,333)	$(19,019,785)
Denominator
Weighted-average common shares outstanding, basic	42,633,062	19,685,071	36,054,066	18,876,078
Basic net loss per common share	$(0.22)	$(0.37)	$(1.16)	$(1.01)

Net loss per share – Diluted:
Numerator
Net loss	$(9,462,136)	$(7,262,658)	$(41,889,333)	$(19,019,785)
Numerator for diluted net loss per share	$(9,462,136)	$(7,262,658)	$(41,889,333)	$(19,019,785)
Denominator
Denominator for basic net loss per share	42,633,062	19,685,071	36,054,066	18,876,078
Denominator for diluted net loss per share	42,633,062	19,685,071	36,054,066	18,876,078
Diluted net loss per common share	$(0.22)	$(0.37)	$(1.16)	$(1.01)

Potentially dilutive securities, whose effect would have been antidilutive, were excluded from the computation of diluted earnings per share for each of the three and nine months ended September 30, 2026 and 2025. Total antidilutive securities that were excluded from the computation of diluted weighted-average shares outstanding were as follows:

	September 30,
	2026	2025
Stock options	2,817,662	2,463,458
Warrants	18,210,026	5,558,333
Restricted stock	—	25,000

(10) Income Taxes

The Company’s income tax benefit (expense) was $0 for the three and nine months ended September 30, 2026 and 2025. The Company has recorded a valuation allowance to reduce its net deferred tax asset to an amount that is more likely than not to be realized in future years. Accordingly, the benefit of the net operating loss (“NOL”) that would have been recognized in the three and nine months ended September 30, 2026 and 2025 was offset by changes in the valuation allowance.

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

As of September 30, 2026, and December 31, 2025, the Company had not recorded any liability for uncertain tax positions, accrued interest or penalties thereon, and no amounts have been recognized in the Company’s statements of operations.

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

When evaluating the Company’s financial performance, the CODM regularly reviews the following expense categories that comprise net loss. The table below sets forth the Company’s segment information as reviewed by the CODM:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Program expenses related to clinical-stage product candidates	$(13,928,987)	$(4,799,800)	$(40,215,231)	$(11,595,094)
Program expenses related to preclinical and discovery programs	(255,086)	(119,507)	(598,994)	(333,746)
Program expenses related to clinical manufacturing candidates	(774,555)	(679,713)	(1,189,649)	(2,196,348)
Personnel-related expenses (including stock-based compensation)	(1,282,185)	(1,218,491)	(5,041,136)	(4,113,009)
General and administrative professional and consultant fees	(523,733)	(468,749)	(1,683,070)	(1,206,263)
Other segment items[1]	(204,562)	(148,715)	(630,921)	(544,649)
Interest income	84,868	152,317	382,900	531,324
Financing costs	(37,896)	-	(1,627,232)	-
Other non-cash income (expense) items[2]	7,460,000	20,000	8,714,000	438,000
Net Loss	$(9,462,136)	$(7,262,658)	$(41,889,333)	$(19,019,785)

1 Other segment items included in net loss include insurance expenses, rent expense, information technology expenses, listing/printing fees, warrant commissions and other miscellaneous expenses.

2 Other non-cash income (expense) items include the change in fair value of our liability classified warrants.

(12) Subsequent Events

Subsequent to September 30, 2026, the Company sold 0.3 million shares of its common stock pursuant to the ATM through November 13, 2026 for net proceeds of $0.3 million.

On October 12, 2026, the Company entered into an Unsecured Promissory Note with Maria Maccecchini, the Company’s CEO with a principal amount of $400,000. The note will accrue interest at 7.0% per annum, The note plus any accrued interest is to be repaid within two month from issuance. The note can be repaid at anytime before the maturity date without penalty. The Company repaid the note plus accrued interest on November 11, 2026.

On November 3, 2026, the Company held its Special Meeting of Stockholders. At the meeting the stockholders of the Company approved an amendment to the Company’s Amended and Restated Certificate of Incorporation to increase the number of authorized shares of Common Stock from 70,000,000 to 140,000,000 (the "Charter Amendment”). The Company filed the Charter Amendment with the Secretary of State of the State of Delaware on November 4, 2026.

On November 5, 2026, the Company entered into an Underwriting Agreement with Canaccord Genuity LLC, acting as representative of the underwriters with respect to an underwritten public offering of 19,000,000 shares of its common stock, par value $0.0001 per share, 2,000,000 shares of pre-funded warrants and one warrant for each share issued, a total of 21,000,000 warrants, to purchase one share of the Company Stock (the "Canaccord November 2026 Warrants”). The issued shares were priced at $1.00 per unit and the offering resulted in gross proceeds of $21.0 million, before deducting underwriting discounts, fees and other related expenses. Net proceeds from the transaction totaled $19.6 million. 5,000,000 of the issued shares and 5,000,000 of the issued warrants were purchased by a director of the Company. The Canaccord November 2026 Warrants have an exercise price of $1.00 per share, are exercisable immediately from their issuance date, and expire five years from their date of issuance.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements, within the meaning of the U.S. Private Securities Litigation Reform Act of 1995, that involve substantial risks and uncertainties. In some cases, you can identify forward-looking statements by the words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “objective,” “ongoing,” “plan,” “predict,” “project,” “potential,” “should,” “will,” or “would,” and/-or the negative of these terms, or other comparable terminology intended to identify statements about the future. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Quarterly Report on Form 10-Q, we caution you that these statements are based on a combination of facts and factors currently known by us and our expectations of the future, about which we cannot be certain.

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

To date, we have concluded 11 clinical studies – in healthy volunteers to assess safety, food effect, pharmacokinetics ("PK”), distribution, etc., and in AD and PD patients to assess safety and efficacy. Currently we are conducting three clinical studies – a pivotal Phase 3 study in early AD ("Phase 3 AD Study”) (NCT06709014), an open-label extension ("OLE”) study in PD patients (“OLE PD Study”) (NCT07284784), and an OLE study in AD patients (“OLE AD Study”) (NCT07757204). We also plan for a new study in Parkinson’s disease dementia ("PDD”). The most important clinical studies are described below:

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

On October 10, 2024, we met with the FDA in an end-of-phase 2 meeting to discuss our Phase 2/3 AD data and to agree on a regulatory path forward. Annovis and the FDA have aligned on a development path for buntanetap towards the filing of two New Drug Applications (“NDA”) – one for short-term symptomatic and one for long-term disease-modifying efficacy. During the end-of-phase 2 meeting for AD, the FDA raised no concerns with our data on buntanetap’s safety, including impact on liver enzymes, drug interactions, dose selection, PK, and population PK. Further, the FDA confirmed that future development can proceed using the new crystal form of buntanetap.

In February 2025, we initiated the FDA-cleared pivotal Phase 3 AD Study: a randomized, double-blind, placebo-controlled, multicenter Phase 3 trial in early AD patients with the MMSE score from 20 to 28. Patients are also screened for plasma p-tau217 biomarker, indicating amyloid and tau pathology in the brain. The trial investigates a single dose of buntanetap (30 mg) and consists of two parts: a 6-month treatment period aimed at confirming buntanetap’s symptomatic efficacy, followed by an additional 12 months of treatment to show its disease-modifying efficacy at 18 months. After the 6-month treatment period has been completed, patients continue to be blinded for an additional 12 months. This pivotal Phase 3 AD Study is utilizing standard clinical outcome measures including ADAS-Cog13 and Alzheimer’s Disease Cooperative Study-Instrumental Activities of Daily Living Scale (“ADCS-iADL”), which measure cognition and function, respectively. Volumetric MRI imaging and certain plasma biomarkers are also being assessed, including p-tau217 levels and inflammatory markers, leveraging recent biomarker assay advances in AD to better diagnose Alzheimer’s patients and disease progression. If well-designed and well-executed, the symptomatic portion of the trial may be sufficient to support an NDA filing, potentially within one year of the 6-month treatment period completion. A similar pathway could be available after 18 months, where a second NDA for disease modification may be supportable with a well-designed and well-executed long-term portion of the trial. As of July 2026, the Phase 3 AD Study is fully enrolled with a total of 862 early AD patients.

In October 2026, we initiated an OLE AD Study, which allows participants of the current pivotal Phase 3 AD Study and of previous Annovis’ AD trials to enroll. For the OLE AD Study, we plan to recruit approximately 400 individuals who will receive buntanetap for 24 months or until the drug is on the market.

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

Future Capital Requirements

We have never been profitable and have incurred net losses since inception. Our accumulated deficit at September 30, 2026 was $205.6 million. We do not have sufficient capital on hand to fund our operations for the next 12 months and will need to raise additional capital to meet our obligations as they become due. We believe that our cash and cash equivalents will be sufficient to fund our operating expenses and capital expenditure requirements until the first quarter of 2027. We will need to raise substantial additional capital to complete the development and commercialization of our product candidates through public or private equity offerings, debt financings, collaboration and licensing arrangements or other financing alternatives. However, there can be no assurance that we will be successful in raising additional capital or that such capital, if available, will be on terms that are acceptable to us. If we are unable to raise sufficient additional capital or defer sufficient operating expenses, we may be compelled to reduce the scope of, or cease, our operations. Accordingly, we have concluded that substantial doubt exists with respect to our ability to continue as a going concern within one year after the date that these financial statements are issued.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2026 and 2025

The following table summarizes the results of our operations for the three months ended September 30, 2026 and 2025:

	Three Months Ended
	September 30,
	2026	2025	Change

	(in thousands)
Operating expenses:
Research and development	$15,780	$6,291	$9,489
General and administrative	1,189	1,143	46
Total operating expense	16,969	7,434	9,535
Other income (expense):
Interest income	85	152	(67)
Other financing costs	(38)	—	(38)
Change in fair value of warrants	7,460	20	7,440
Total other income (expense), net	7,507	172	7,335
Net loss	$(9,462)	$(7,262)	$(2,200)

Research and Development Expenses

Research and development expenses for the three months ended September 30, 2026 were $15.8 million, compared to $6.3 million for the three months ended September 30, 2025. The $9.5 million increase was primarily attributable to an increase of $6.6 million for costs associated with ongoing monitoring expenses in our AD 6/18 month trial patients, an increase of $2.5 million for costs associated with our PD OLE trial, an increase of $0.2 million for costs associated with our AD OLE trial, and an increase of $0.2 million for clinical manufacturing costs.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2026 were $1.2 million, compared to $1.1 million for the three months ended September 30, 2025. The increase of $0.1 million was related to legal and professional services.

Interest Income

Interest income was $0.1 million for the three months ended September 30, 2026, compared to $0.2 million for the three months ended September 30, 2025. The $0.1 million decrease was driven by lower cash and cash equivalent balances throughout the three months ended September 30, 2026 as compared to the three months ended September 30, 2025.

Change in Fair Value of Warrants

Change in fair value of warrants was a gain of $7.5 million for the three months ended September 30, 2026, compared to a gain of $0.0 million for the three months ended September 30, 2025. The $7.4 million difference between periods was primarily driven by the decrease in our stock price during the third quarter of 2026 and the impact of the stock price on the increase in liability classified warrants, as compared to the same period during 2025.

Comparison of the Nine Months Ended September 30, 2026 and 2025

The following table summarizes the results of our operations for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended
	September 30,
	2026	2025	Change

	(in thousands)
Operating expenses:
Research and development	$44,508	$16,465	$28,043
General and administrative	4,851	3,525	1,326
Total operating expense	49,359	19,990	29,369
Other income (expense):
Interest income	383	531	(148)
Other financing costs	(1,627)	—	(1,627)
Change in fair value of warrants	8,714	438	8,276
Total other income (expense), net	7,470	969	6,501
Net loss	$(41,889)	$(19,021)	$(22,868)

Research and Development Expenses

Research and development expenses for the nine months ended September 30, 2026 were $44.5 million, compared to $16.5 million for the nine months ended September 30, 2025. The $28.0 million increase was primarily attributable to an increase of $23.0 million for costs associated with increased recruitment and ongoing monitoring expenses in our AD 6/18 month trial patients, an increase of $6.5 million for costs associated with our PD OLE trial, an increase of $0.2 million for costs associated with our AD OLE trial, a decrease of $0.9 million for clinical costs not associated with a specific study, and a decrease of $0.8 million for clinical manufacturing costs.

General and Administrative Expenses

General and administrative expenses for the nine months ended September 30, 2026 were $4.8 million, compared to $3.5 million for the nine months ended September 30, 2025. The $1.3 million difference between periods was primarily driven by an increase of $0.7 million for stock compensation expense, an increase of $0.3 million for payroll costs, and an increase of $0.3 million for professional services.

Interest Income

Interest income was $0.4 million for the nine months ended September 30, 2026, compared to $0.5 million for the nine months ended September 30, 2025. The $0.1 million decrease was driven by lower cash and cash equivalent balances throughout the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025.

Other financing costs

Other financing costs were $1.6 million for the nine months ended September 30, 2026. These costs were for underwriter discount and fees and other third party costs related to the issuance of the April 2026 Canaccord Warrants and the May 2026 Canaccord Warrants. There were no similar costs for the nine months ended September 30, 2025.

Change in Fair Value of Warrants

Change in fair value of warrants was a gain of $8.7 million for the nine months ended September 30, 2026, compared to a gain of $0.4 million for the nine months ended September 30, 2025. The fair value of our warrants is primarily driven by the decrease in our stock price during 2026 and the impact of the stock price on the increase in liability classified warrants, as compared to the same period during 2025.

Liquidity and Capital Resources

Since our inception in 2008, we have devoted most of our cash resources to research and development and general and administrative activities. We have financed our operations primarily with the proceeds from the sale of common stock and warrants. To date, we have not generated any revenue from the sale of products, and we do not anticipate generating any revenue from the sale of products for the foreseeable future. We have incurred losses and generated negative cash flows from operations since inception. As of September 30, 2026, our principal source of liquidity was our cash and cash equivalents, which totaled $2.8 million. We do not believe that our cash on hand will be sufficient to fund our operations for at least twelve months beyond the date of this filing.

November 2026 Canaccord Underwritten Offering

On November 5, 2026, the Company entered into an Underwriting Agreement with with Canaccord Genuity LLC (“Canaccord”), with respect to an underwritten public offering of 19,000,000 shares of its common stock, par value $0.0001 per share, 2,000,000 shares of pre-funded warrants and one warrant for each share issued, a total of 21,000,000 warrants, to purchase one share of the Company Stock (the "Canaccord November 2026 Warrants”). The issued shares were priced at $1.00 per unit and the offering resulted in gross proceeds of $21.0 million, before deducting underwriting discounts, fees and other related expenses. Net proceeds from the transaction totaled $19.6 million. 5,000,000 of the issued shares and 5,000,000 of the issued warrants were purchased by a director of the Company. The Canaccord November 2026 Warrants have an exercise price of $1.00 per share, are exercisable immediately from their issuance date, and expire five years from their date of issuance.

May 2026 Canaccord Underwritten Offering

On May 20, 2026, the Company entered into an Underwriting Agreement with Canaccord Genuity LLC (“Canaccord”), with respect to an underwritten public offering of 7.9 million units of the Company, each unit consisting of one share of its common stock, par value $0.0001 per share and 7.1 million warrants to purchase one share of the Company Stock (the “May 2026 Canaccord Warrants”). The units were priced at $1.90 per unit and the offering resulted in gross proceeds of $15.0 million, before deducting underwriting discounts, fees and other related expenses. Net proceeds from the transaction totaled $13.9 million. The Canaccord 2026 Warrants have an exercise price of $2.25 per share, are immediately exercisable on their issuance date, and expire six years from their date of issuance. None of the May 2026 Canaccord Warrants were exercised as of September 30, 2026.

April 2026 Canaccord Underwritten Offering

On April 9, 2026, the Company entered into an Underwriting Agreement with Canaccord Genuity LLC (“Canaccord”), with respect to an underwritten public offering of 5.3 million units of the Company, each unit consisting of one share of its common stock, par value $0.0001 per share and one warrant to purchase one share of the Company Stock (the “April 2026 Canaccord Warrants”). The units were priced at $1.90 per unit and the offering resulted in gross proceeds of $10.0 million, before deducting underwriting discounts, fees and other related expenses. Net proceeds from the transaction totaled $9.2 million. The Canaccord 2026 Warrants have an exercise price of $2.50 per share, are exercisable after six months from their issuance date, and expire five and one half years from their date of issuance. None of the April 2026 Canaccord Warrants were exercised as of September 30, 2026.

October 2025 Registered Direct Offerings and Warrant Issuances

On October 10, 2025, the Company entered into a Securities Purchase Agreement, with the purchasers signatory thereto pursuant to which the Company agreed to issue and sell, in a registered direct offering an aggregate of 3,150,000 shares (the "Shares”) of the Company’s common stock, $0.0001 par value per share and pre-funded warrants to purchase up to an aggregate of 850,000 shares of Common Stock (the "Pre-Funded Warrants”). The Shares and the Pre-Funded Warrants are collectively referred to herein as the "Securities.” The offering price of each Share is $1.50 per share. The offering price of each Pre-Funded Warrant is $1.4999 (equal to the offering price per Share, minus $0.0001, the exercise price of each Pre-Funded Warrant). In addition, in connection with this offering, the Company granted to a placement agent, warrants to purchase a total 200,000 shares of Common Stock (the "October 14, 2025 Placement Agent Warrants”) that have an exercise price per share equal to $2.20 and a term of 5 years from the date of issuance. The net proceeds to the Company from the Offering were $5.5 million. The Company issued 850,000 shares of common stock upon the exercise of the pre-funded warrants during the year ended December 31, 2025. As of September 30, 2026, no pre-funded warrants remained outstanding.

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

February 2025 ThinkEquity Underwritten Offering

On February 3, 2025, the Company entered into an Underwriting Agreement with ThinkEquity LLC (“ThinkEquity”), with respect to an underwritten public offering of 5.3 million units of the Company, each unit consisting of one share of its common stock, par value $0.0001 per share and one warrant to purchase one share of the common stock (the “ThinkEquity Warrants”). The units were priced at $4.00 per unit and the offering resulted in gross proceeds of $21.0 million, before deducting underwriting discounts, fees and other related expenses. Net proceeds from the transaction totaled $19.3 million. The ThinkEquity Warrants have an exercise price of $5.00 per share, are immediately exercisable and expire five years from their date of issuance. None of the ThinkEquity Warrants were exercised as of September 30, 2026.

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

During the three and nine months ended September 30, 2026, the Company sold 0.1 million and 2.3 million shares of common stock pursuant to the Distribution Agreement for gross proceeds of $0.1 million and $5.7 million, respectively, before commissions. During the year-ended December 31, 2025, the Company sold 2.1 million shares of common stock pursuant to the Distribution Agreement for gross proceeds of $6.8 million before commissions.

Cash Flows

The following table provides a summary of our cash flows for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended
	September 30,
	2026	2025

	(in thousands)
Total net cash provided by (used in):
Operating activities	$(46,962)	$(16,693)
Financing activities	30,250	21,427
Net increase (decrease) in cash and cash equivalents	$(16,712)	$4,734

Operating Activities

Cash used in operating activities was $47.0 million for the nine months ended September 30, 2026, compared to $16.7 million for the nine months ended September 30, 2025. The $30.3 million increase in cash used in operations was primarily the result of additional cash paid for clinical trials and related expenses, given the planned timing of study costs and related disbursements.

Contingent upon continued achievement of our fundraising requirements, we expect cash used in operating activities to remain at elevated levels for the remainder of 2026, due to expected operating expenditures associated with continued development of our product candidates. More specifically, we expect elevated operating cash burn as a result of costs associated with completing our active Phase 3 AD Study.

Financing Activities

Cash provided by financing activities for the nine months ended September 30, 2026 was $30.3 million and primarily consisted of $24.6 million of net proceeds from our Underwritten Offerings with Canaccord in April and May 2026, as well as $5.7 million of net proceeds from our ATM facility with OpCo. Cash provided by financing activities for the nine months ended September 30, 2025, was $21.4 million and primarily consisted of the $19.3 million of proceeds from our registered offering with ThinkEquity, as well as $2.1 million of net proceeds from our Distribution Agreement facility with OpCo.

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

Critical accounting policies are those that are most important to the portrayal of our financial condition and results of operations and require difficult, subjective and complex judgments by Management in order to make estimates about the effect of matters that are inherently uncertain. During the three-month period ended September 30, 2026, there were no significant changes to our critical accounting policies from those described in our annual financial statements for the 2025 fiscal year, which we included in our Annual Report on Form 10-K for the year ended December 31, 2025.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

This item is not required for smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Management, with the participation of our principal executive officer and principal financial officer, have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2026. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and Management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on such evaluation, our principal executive officer and principal financial officer concluded that as of September 30, 2026, our disclosure controls and procedures were effective to ensure that the information required to be disclosed in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our Management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended September 30, 2026, the following directors or "officers," as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, adopted or terminated a Rule 10b5-1 trading plan or arrangement or a non-Rule 10b5-1 trading plan or arrangement, as defined in Item 408(a) of Regulation S-K.

Name and Title	Action	Date	Plan	Aggregate Number of securities to be sold	Plan Expiration Date
Maria Maccecchini, CEO & Director	Adoption	4-Sept-26	Rule 10b5-1	270,000	6-Jun-28

Item 6. Exhibits

Exhibit Number	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation of the Registrant. (Incorporated by reference to Exhibit 3.1 to Form 8-K filed February 6, 2020.)

3.2	Amended and Restated Bylaws of the Registrant. (Incorporated by reference to Exhibit 3.2 to Form 8-K filed February 6, 2020.)

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant. (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed June 16, 2023.)

3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant. (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed November 4, 2026)

4.1

Specimen Certificate evidencing shares of the Registrant’s common stock. (Incorporated by reference to Exhibit 4.1 to Amendment No. 3 to the Registration Statement on Form S-1 filed September 20, 2019.)

4.2	Form of Warrant Agreement (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on November 1, 2023.)

4.3	Form of Warrant (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on February 5, 2025)

4.4	Warrant Agency Agreement (Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on February 5, 2025)

4.5	Form of Pre-Funded Warrant (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on October 14, 2025)

4.6	Form of Placement Agent Warrant (Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on October 14, 2025)

4.7	Form of Placement Agent Warrant (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on October 28, 2025)

4.8	Form of Warrant Agreement dated April 10, 2026 (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on April 10, 2026)

4.9	Form of Warrant (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on May 20, 2026)

4.10	Form of Accompanying Warrant (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on November 5, 2026)

4.11	Form of Pre-Funded Warrant (Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on November 5, 2026)

10.1+	Second Amended and Restated Employment Agreement dated as of March 24, 2020 between the Registrant and Maria Maccecchini (Incorporated by reference to Exhibit 10.1 to Form 10-K filed March 25, 2020.)

10.2+	Annovis Bio, Inc. 2018 Equity Incentive Plan. (Incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-8 filed February 14, 2020.)

10.3+	Amendment to Annovis Bio, Inc. 2019 Equity Incentive Plan (Incorporate by reference to form DEF 14A filed April 29, 2024.)

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

10.7	Underwriting Agreement, dated February 3, 2025, by and between Annovis Bio, Inc. and ThinkEquity LLC (Incorporated by reference to Exhibit 1.1 to the Current Report filed on February 5, 2025)

10.8	Underwriting Agreement, dated April 9, 2026, by and between Annovis Bio, Inc. and Canaccord (Incorporated by reference to Exhibit 10.1 to the Current Report filed on April 10, 2026)

10.9	Underwriting Agreement, dated May 20, 2026, by and between Annovis Bio, Inc. and Canaccord (Incorporated by reference to Exhibit 10.1 to the Current Report filed on May 20, 2026)

10.10	Underwriting Agreement, dated November 5, 2026, by and between Annovis Bio, Inc. and Canaccord (Incorporated by reference to Exhibit 10.1 to the Current Report filed on November 5, 2026)

10.11+	Amended and Restated 2019 Equity Incentive Plan (Incorporated by reference to Annex B to the definitive proxy statement filed September 11, 2026)

19.1	Insider Trading Policy (Incorporated by reference to Exhibit 19.1 to the Annual Report on Form 10-K filed on March 21, 2025).

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

Annovis Bio, Inc.

Signature	Title	Date

/s/ Maria Maccecchini	President and Chief Executive Officer (Principal	November 13, 2026
Maria Maccecchini	Executive and Principal Financial Officer)